Form 10-K
period 1998-03-31
HUDSON RIVER BANCORP INC
filed 1998-08-03
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 1998 containing only financial statements pursuant to Rule 15d-2

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       Commission file number 000-24187

                           HUDSON RIVER BANCORP, INC.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                          14-1803212
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

 One Hudson City Centre, Hudson New York                         12534
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (518) 828-4600

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of July 22, 1998, there were issued and outstanding 17,853,750 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market System as of July 22, 1998, was approximately $199.5 million.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

        This  Report is being filed  pursuant  to Rule 15d-2 of the  Securities
Exchange Act of 1934 as amended. Pursuant to such rule, the Registration Statement of the Registrant filed under the Securities Act of 1933, SEC File Number, 333-47605 did not contain certified financial statements for the Registrant's last full fiscal year. Therefore, contained herein are the certified financial statements of the Registrant. Since the initial public offering was completed on July 1, 1998, net income per share for the fiscal year ended March 31, 1998 is not applicable and therefore is not presented.

                          Independent Auditors' Report


The Board of Trustees
The Hudson City Savings Institution:

We have audited the accompanying consolidated balance sheets of The Hudson City Savings Institution and subsidiaries (the Bank) as of March 31, 1998 and 1997, and the related consolidated income statements, statements of changes in equity and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Hudson City Savings Institution and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG Peat Marwick LLP
                                                       -------------------------
                                                           KPMG Peat Marwick LLP



Albany, New York
June 12, 1998

                        THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

                                    Consolidated Balance Sheets

                                      March 31, 1998 and 1997

Assets                                                                       1998           1997
------                                                                    ---------      ---------
                                                                              (In thousands)
Cash and due from banks .............................................     $  12,423         10,457
Federal funds sold ..................................................        21,850           --
                                                                          ---------      ---------
     Cash and cash equivalents ......................................        34,273         10,457
                                                                          ---------      ---------

Loans held for sale .................................................         1,286             84
Securities available for sale .......................................        42,471         45,623
Investment securities ...............................................        65,194         79,068
Federal Home Loan Bank of New York stock ............................         3,035          2,812

Loans receivable ....................................................       506,978        493,019
     Less: Allowance for loan losses ................................        (8,227)        (5,872)
                                                                          ---------      ---------
         Net loans receivable .......................................       498,751        487,147
                                                                          ---------      ---------

Accrued interest receivable .........................................         4,402          4,880
Premises and equipment, net .........................................        15,331         14,965
Other real estate owned and repossessed property ....................         1,532          3,447
Other assets ........................................................         4,939          2,551
                                                                          ---------      ---------

              Total assets ..........................................     $ 671,214        651,034
                                                                          =========      =========
Liabilities and Equity
----------------------

Liabilities:
     Deposits .......................................................       588,314        564,599
     Short-term borrowings ..........................................         2,000         12,585
     Urban Development Action Grant payable .........................          --              835
     Mortgagors' escrow deposits ....................................         3,723          3,746
     Other liabilities ..............................................         8,873          4,140
                                                                          ---------      ---------
              Total liabilities .....................................       602,910        585,905
                                                                          ---------      ---------

Commitments and contingent liabilities (note 14)

                        THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

                                    Consolidated Balance Sheets

                                      March 31, 1998 and 1997

                                                                             1998           1997
                                                                          ---------      ---------
                                                                              (In thousands)
Equity:
     Surplus ........................................................        13,839         13,839
     Undivided profits ..............................................        54,469         51,638
     Net unrealized loss on securities available for sale, net of tax            (4)          (348)
                                                                          ---------      ---------
              Total equity ..........................................        68,304         65,129
                                                                          ---------      ---------

              Total liabilities and equity ..........................     $ 671,214        651,034
                                                                          =========      =========


See accompanying notes to consolidated financial statements.

                 THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

                            Consolidated Income Statements

                       Years Ended March 31, 1998, 1997 and 1996

                                                       1998       1997         1996
                                                     -------     -------     -------
                                                             (In thousands)
Interest and dividend income:
     Interest and fees on loans ................     $47,482      43,585      40,780
     Securities available for sale .............       2,568       3,658       1,782
     Investment securities .....................       4,727       5,385       6,062
     Federal funds sold ........................         402          89         271
     Federal Home Loan Bank of New York stock ..         208         164         187
                                                     -------     -------     -------
              Total interest and dividend income      55,387      52,881      49,082
                                                     -------     -------     -------

Interest expense:
     Deposits ..................................      25,772      25,187      24,044
     Short-term borrowings .....................         205         239          42
                                                     -------     -------     -------
              Total interest expense ...........      25,977      25,426      24,086
                                                     -------     -------     -------

              Net interest income ..............      29,410      27,455      24,996

Provision for loan losses ......................       8,491       3,826       1,090
                                                     -------     -------     -------
              Net interest income after
                  provision for loan losses ....      20,919      23,629      23,906
                                                     -------     -------     -------

Other operating income:
     Service charges on deposit accounts .......       1,103       1,063       1,026
     Loan servicing income .....................         398         480         272
     Net securities transactions ...............          15          28          28
     Net gain on sale of loans .................          96          17          92
     Other income ..............................       1,233         237         217
                                                     -------     -------     -------
              Total other operating income .....       2,845       1,825       1,635
                                                     -------     -------     -------

                 THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

                            Consolidated Income Statements

                       Years Ended March 31, 1998, 1997 and 1996
                                     (continued)

                                                       1998       1997         1996
                                                     -------     -------     -------
                                                             (In thousands)

Other operating expenses:
     Compensation and benefits .................       9,394       8,592       7,471
     Occupancy .................................       1,395       1,285       1,184
     Equipment .................................       1,614       1,230       1,057
     FDIC assessment ...........................          74          27         299
     Other real estate owned and repossessed
         property expenses .....................         572         292         348
     Legal and other professional fees .........         950         397         330
     Postage and item transportation ...........         765         655         510
     Other expenses ............................       4,266       3,709       3,000
                                                     -------     -------     -------
              Total other operating expenses ...      19,030      16,187      14,199
                                                     -------     -------     -------

Income before income tax expense ...............       4,734       9,267      11,342

Income tax expense .............................       1,903       3,607       4,298
                                                     -------     -------     -------
              Net income .......................     $ 2,831       5,660       7,044
                                                     =======     =======     =======

See accompanying notes to consolidated financial statements.

                       THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

                           Consolidated Statements of Changes in Equity

                             Years Ended March 31, 1998, 1997 and 1996


                                                                           Net Unrealized
                                                                               Loss on
                                                                              Securities
                                                                              Available
                                                               Undivided   for Sale, Net    Total
                                                  Surplus       Profits       of Tax       Equity
                                                  -------       -------       ------       ------
                                                                     (In thousands)
Balance as of April 1, 1995 ..................     $13,019      39,193          (74)      52,138

Net income ...................................        --         7,044         --          7,044

Transfers to surplus .........................         670        (670)        --           --

Net increase in equity from acquisition ......        --           561         --            561

Adjustment of securities available for sale to
     fair value, net of tax ..................        --          --           (137)        (137)
                                                   -------     -------      -------      -------

Balance as of March 31, 1996 .................      13,689      46,128         (211)      59,606

Net income ...................................        --         5,660         --          5,660

Transfers to surplus .........................         150        (150)        --           --

Adjustment of securities available for sale to
     fair value, net of tax ..................        --          --           (137)        (137)
                                                   -------     -------      -------      -------

Balance as of March 31, 1997 .................      13,839      51,638         (348)      65,129

Net income ...................................        --         2,831         --          2,831

Adjustment of securities available for sale to
     fair value, net of tax ..................        --          --            344          344
                                                   -------     -------      -------      -------

Balance as of March 31, 1998 .................     $13,839      54,469           (4)      68,304
                                                   =======     =======      =======      =======

See accompanying notes to consolidated financial statements.

                                THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

                                        Consolidated Statements of Cash Flows

                                      Years Ended March 31, 1998, 1997 and 1996


                                                                                1998          1997          1996
                                                                              --------      --------      --------
                                                                                            (In thousands)
Cash flows from operating activities:
     Net income ..........................................................     $  2,831         5,660         7,044
     Adjustments to reconcile net income to net cash provided
        by operating activities:
              Depreciation ...............................................        1,359         1,183         1,000
              Provision for loan losses ..................................        8,491         3,826         1,090
              Deferred tax benefit .......................................       (1,170)         (791)         (394)
              Net securities transactions ................................          (15)          (28)          (28)
              Net gain on sales of loans held for sale ...................          (96)          (17)          (92)
              Net loans originated for sale ..............................      (11,423)       (2,539)       (4,632)
              Proceeds from sales of loans held for sale .................       10,317         2,673         6,697
              Gain on sale of branch building ............................         (452)         --            --
              Adjustments of other real estate owned and repossessed
                  property to fair value .................................          401           169           336
              Net gain on sales of other real estate owned and repossessed
                  property ...............................................         (445)         (556)         (454)
              Decrease (increase) in accrued interest receivable .........          478           374          (863)
              (Increase) decrease in other assets ........................       (1,445)          763          (559)
              Increase in other liabilities ..............................        4,733         1,323         1,031
                                                                               --------      --------      --------
                      Total adjustments ..................................       10,733         6,380         3,132
                                                                               --------      --------      --------
                      Net cash provided by operating activities ..........       13,564        12,040        10,176
                                                                               --------      --------      --------

Cash flows from investing activities:
     Proceeds from sales of securities available for sale ................         --           7,025         3,982
     Proceeds from maturities, calls and paydowns of securities
       available for sale ................................................       37,996        21,564         5,024
     Purchases of securities available for sale ..........................      (34,258)      (22,975)      (38,998)
     Proceeds from sales of investment securities ........................         --           2,979          --
     Proceeds from maturities, calls and paydowns of investment securities       21,890         8,860        10,057
     Purchases of investment securities ..................................       (8,016)       (7,911)      (13,165)
     Purchase of FHLB of New York stock ..................................         (223)         (309)         --
     Redemption of FHLB of New York stock ................................         --              93          --
     Net loans made to customers .........................................      (24,555)      (49,875)      (13,952)
     Proceeds from sales of and payments received on other real estate
         owned and repossessed property ..................................        6,419         4,817         3,281
     Capital expenditures ................................................       (2,473)       (1,799)       (1,713)
     Proceeds from sale of branch building ...............................        1,200          --            --
     Net cash provided by acquisition activity ...........................         --            --             195
                                                                               --------      --------      --------
                      Net cash used in investing activities ..............       (2,020)      (37,531)      (45,289)
                                                                               --------      --------      --------

                                THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

                                        Consolidated Statements of Cash Flows

                                      Years Ended March 31, 1998, 1997 and 1996
                                                    (continued)


                                                                                1998          1997          1996
                                                                              --------      --------      --------
                                                                                            (In thousands)
Cash flows from financing activities:
     Net increase in deposits ............................................       23,715         9,411        37,181
     Net (decrease) increase in short-term borrowings ....................      (10,585)       12,585          --
     Repayment of UDAG payable ...........................................         (835)         --            --
     Decrease in mortgagors' escrow deposits .............................          (23)         (281)       (1,767)
                                                                               --------      --------      --------
                      Net cash provided by financing activities ..........       12,272        21,715        35,414
                                                                               --------      --------      --------

Net increase (decrease) in cash and cash equivalents .....................       23,816        (3,776)          301
Cash and cash equivalents at beginning of year ...........................       10,457        14,233        13,932
                                                                               --------      --------      --------
Cash and cash equivalents at end of year .................................     $ 34,273        10,457        14,233
                                                                               ========      ========      ========

Supplemental information:
     Interest paid .......................................................     $ 25,980        25,305        24,086
                                                                               ========      ========      ========

     Taxes paid ..........................................................     $  4,012         4,593         3,981
                                                                               ========      ========      ========
Non-cash investing and financing activities:

     Loans transferred to other real estate owned and repossessed property     $  4,460         6,027         3,557
                                                                               ========      ========      ========

     Loans transferred from loans held for sale to the loan portfolio ....     $   --            --             239
                                                                               ========      ========      ========

     Investment securities transferred to securities available for sale ..     $   --            --          13,775
                                                                               ========      ========      ========

     Securities available for sale transferred to investment securities ..     $   --            --           2,000
                                                                               ========      ========      ========

     Adjustment of securities available for sale to fair value, net of tax     $    344          (137)         (137)
                                                                               ========      ========      ========
     Acquisition activity (see note 2):
         Non-cash assets acquired ........................................     $   --            --           4,004
                                                                               ========      ========      ========

         Non-cash liabilities assumed ....................................     $   --            --           3,638
                                                                               ========      ========      ========

See accompanying notes to consolidated financial statements.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

              Notes to Consolidated Financial Statements

(1)    Summary of Significant Accounting Policies
       ------------------------------------------
       (a)Principles of Consolidation
          ---------------------------
            The accompanying   consolidated  financial  statements  include  the
                accounts  of  The  Hudson  City  Savings   Institution  and  its
                subsidiaries (the "Bank"). All material intercompany accounts and transactions have been eliminated.

       (b)Basis of Presentation
          ---------------------
            The accompanying  consolidated  financial statements conform, in all material respects, to generally accepted accounting principles and to general practice within the banking industry. The Bank utilizes the accrual method of accounting for financial reporting purposes.

       (c)Use of Estimates
          ----------------
            Management  of  the  Bank  has  made  a  number  of  estimates   and
                assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

            Material estimates that are particularly  susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of other real estate owned and repossessed property acquired in connection with foreclosures or in-substance foreclosures. In connection with the determination of the allowance for loan losses and the valuation of other real estate owned and repossessed property, management obtains appraisals for significant properties.

            Management  believes  that the allowance for loan losses is adequate and that other real estate owned and repossessed property is recorded at its fair value less an estimate of the costs to sell the properties. While management uses available information to recognize losses on loans, other real estate owned and repossessed property, future additions to the allowance or write downs of other real estate owned and repossessed property may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses and other real estate owned and repossessed property. Such agencies may require the Bank to recognize additions to the allowance or write downs of other real estate owned and repossessed property based on their judgments about information available to them at the time of their examination which may not be currently available to management.

            A substantial portion of the Bank's loans are secured by real estate located in the New York State counties of Columbia, Albany, Rensselaer, Dutchess, and Schenectady. In addition, a substantial portion of the other real estate owned and repossessed property is located in those same markets, as well as in the states contiguous to New York. Accordingly, the ultimate collectibility of a substantial portion of the Bank's loan portfolio and the recovery of a substantial portion of the carrying amount of other real estate owned and repossessed property is dependent upon market conditions in these market areas.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       (d)Cash and Cash Equivalents
          -------------------------
            For purposes of the consolidated  statements of cash flows, cash and cash equivalents consists of cash on hand, due from banks, and federal funds sold.

       (e)Securities  Available  for  Sale,  Investment  Securities  and Federal
          ----------------------------------------------------------------------
            Home Loan Bank of New York Stock
            --------------------------------
            Management  determines the appropriate  classification of securities at the time of purchase. If management has the positive intent and ability to hold debt securities to maturity, they are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. As a member of the Federal Home Loan Bank of New York (FHLB), the Bank is required to hold FHLB stock which is carried at cost since there is no readily available market value. At March 31, 1998 and 1997, the Bank did not hold any securities considered to be trading securities.

            Gains or losses on  disposition  of securities  are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method. Unrealized losses on securities which reflect a decline in value which is other than temporary are charged to income and reported as a component of "net securities transactions" in the consolidated income statements. The carrying amount of securities is adjusted for amortization of premium and accretion of discount, which is calculated on an effective interest method.

            In November 1995, the staff of the Financial Accounting Standards Board released its Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities." The Special Report contained, among other things, a unique provision that allowed entities to, concurrent with the initial adoption of the Special Report (November 15, 1995) but not later than December 31, 1995, reassess the appropriateness of the classifications of all securities held at that time. In conjunction with the provisions of this Special Report, as of December 31, 1995, the Bank transferred securities with an amortized cost of $13,775,000 and an estimated fair value of $14,017,000 from investment securities to securities available for sale.

       (f)Net Loans Receivable
          --------------------
            Loans are  carried  at  the  principal  amount  outstanding  net  of unearned discount, net deferred loan origination fees and costs and the allowance for loan losses.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

            Non-performing  loans  include  non-accrual  loans,  loans which are contractually past due 90 days or more and still accruing interest and troubled debt restructurings. Generally, loans are placed on non-accrual status, either due to the delinquency status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent. Loans are generally placed on non-accrual status when principal and/or interest payments are contractually past due 90 days or more. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current year interest income. Interest income on non-accrual loans is recognized only if received, if considered appropriate by management. Loans are removed from non-accrual status when they become current as to principal and interest or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest.

            The Bank   accounts  for  fees  and  costs   associated   with  loan
                originations in accordance with Statement of Financial Accounting Standards (SFAS) No. 91, "Accounting for Nonrefundable Fees and Costs Associated with Originating and Acquiring Loans and Initial Direct Costs of Leases."

            In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," a loan (generally commercial-type loans) is considered impaired when it is probable that the borrower will not make principal and interest payments according to the original contractual terms of the loan agreement, or when a loan (of any loan type) is restructured in a troubled debt restructuring subsequent to the adoption of these Statements. These Statements prescribe recognition criteria for loan impairment, generally related to commercial type loans, and measurement methods for impaired loans. Impaired loans are included in non-performing loans, generally as non-accrual commercial-type loans.

            The allowance for loan losses  related to impaired loans is based on the discounted cash flows using the loan's initial effective rate or the fair value of the collateral for certain loans where repayment of the loan is expected to be provided solely by the underlying collateral (collateral dependent loans). The Bank's impaired loans are generally collateral dependent. The Bank considers estimated costs to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       (g)Allowance for Loan Losses
          -------------------------
            The allowance for loan losses is replenished through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance for loan losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect borrowers' ability to pay.

       (h)Loans Held for Sale
          -------------------
            Loans are  classified  as held for  investment  purposes or held for sale when the Bank enters into interest rate lock agreements with the potential borrowers. Loans held for sale are recorded at the lower of aggregate cost or fair value. Gains and losses on the disposition of loans held for sale are determined on the specific identification method. Loans held for sale at March 31, 1998 and 1997 was comprised of residental mortgage loans.

       (i)Premises and Equipment
          ----------------------
            Premises  and  equipment  are  carried  at  cost,  less  accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (up to fifty years for buildings and generally five years for furniture and equipment). Leasehold improvements are depreciated over the shorter of the term of the related leases or the estimated useful lives of the assets.

       (j)Other Real Estate Owned and Repossessed Property
          ------------------------------------------------
            Other real estate owned,  comprised of real estate acquired  through foreclosure and in-substance foreclosures, and repossessed property are recorded at the lower of "cost" (defined as the fair value at initial foreclosure) or fair value of the asset acquired, less estimated costs to dispose of the property. A loan is categorized as an in-substance foreclosure when the Bank has taken possession of the collateral, regardless of whether formal foreclosure proceedings have taken place. At the time of foreclosure, or when foreclosure occurs in-substance, the excess, if any, of the loan value over the fair value of the property received is charged to the allowance for loan losses. Subsequent declines in the value of such property and net operating expenses of such properties are charged directly to other operating expenses. Properties are reappraised, as considered necessary by management, and written down to the fair value less the estimated cost to sell the property, if necessary. Repossessed property consists primarily of manufactured homes abandoned by their owners or repossessed by the Bank.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       (k)Income Taxes
          ------------
            The Bank accounts for income taxes in accordance  with SFAS No. 109,
                "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized subject to management's judgment that those assets will more likely than not be realized. A valuation allowance is recognized if, based on an analysis of available evidence, management believes that all or a portion of the deferred tax assets will not be realized. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (l)Statutory Transfer of Surplus
          -----------------------------
            A required quarterly transfer of 10% of net income is made to surplus in accordance with New York State Banking Regulations. No transfer is required if total equity as a percent of deposits exceeds 10% at the end of each quarter. In accordance with State of New York Banking Law, surplus is subject to certain restrictions, including a prohibition of its use for payment of dividends, except with the approval of the Superintendent of Banks.

       (m)Financial Instruments
          ---------------------
            In the normal course of business, the Bank is a party to certain financial instruments with off-balance-sheet risk such as commitments to extend credit, unused lines of credit and standby letters of credit. The Bank's policy is to record such instruments when funded.

       (n)Trust Department Assets and Service Fees
          ----------------------------------------
            Assets held by the Bank in a fiduciary  or agency  capacity  for its customers are not included in the consolidated balance sheets since these items are not assets of the Bank. Trust service fees are reported on the accrual basis.

       (o)Reclassifications
          -----------------
             Amounts in the prior years' consolidated  financial  statements are reclassified whenever necessary to conform with the current year's presentation.

(2)    Acquisition Activity
       --------------------
       On December 20, 1995, The Hudson City Savings Institution acquired all of the assets and assumed all of the liabilities of Valatie Savings and Loan Association. This transaction was accounted for as a pooling-of-interests and resulted in an increase in equity of $561,000. Amounts related to this transaction are not material.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

(3)    Securities Available for Sale
       -----------------------------
       The amortized cost and approximate fair value of securities available for sale at March 31 are as follows:

                                                              1998
                                         -----------------------------------------------
                                                       Gross       Gross     Approximate
                                         Amortized  unrealized   unrealized     fair
                                           cost        gains       losses       value
                                          -------     -------     -------      -------
                                                         (In thousands)
U.S. Government and Agency securities     $33,261          41        (115)      33,187
Corporate debt securities ...........       8,200          65         (12)       8,253
Mortgage backed securities ..........       1,018          13        --          1,031
                                          -------     -------     -------      -------
    Total securities available
         for sale ...................     $42,479         119        (127)      42,471
                                          =======     =======     =======      =======
                                                              1997
                                         -----------------------------------------------
                                                       Gross       Gross     Approximate
                                         Amortized  unrealized   unrealized     fair
                                           cost        gains       losses       value
                                          -------     -------     -------      -------
                                                         (In thousands)
U.S. Government and Agency securities     $37,933           7        (611)      37,329
Corporate debt securities ...........       8,269          47         (22)       8,294
                                          -------     -------     -------      -------
    Total securities available
         for sale ...................     $46,202          54        (633)      45,623
                                          =======     =======     =======      =======

       At March 31, 1998, mortgage backed securities consisted entirely of Government National Mortgage Association (GNMA) securities.

       The amortized cost and approximate fair value of securities available for sale at March 31, 1998, by contractual maturity (mortgage backed securities are included by final contractual maturity), are as follows (actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties):

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

                               U.S. Government and             Corporate Debt
                                 Agency Securities                Securities
                             ------------------------    ------------------------
                                          Approximate                 Approximate
                             Amortized        fair       Amortized        fair
                               cost           value         cost          value
                              -------       -------       -------       -------
                                               (In thousands)
 Within one year ......       $  --            --           1,000         1,003
 One through five years        20,959        20,951         5,269         5,331
 Five through ten years        12,302        12,236          --            --
 After ten years ......          --            --           1,931         1,919
                              -------       -------       -------       -------
                              $33,261        33,187         8,200         8,253
                              =======       =======       =======       =======

                                   Mortgage Backed            Total Securities
                                     Securities              Available for Sale
                              ------------------------   -----------------------
                                           Approximate               Approximate
                               Amortized      fair       Amortized      fair
                                 cost         value         cost        value
                               -------       -------       -------       -------
                                               (In thousands)
   Within one year ......       $ --           --          1,000        1,003
   One through five years         --           --         26,228       26,282
   Five through ten years         --           --         12,302       12,236
   After ten years ......        1,018        1,031        2,949        2,950
                                ------       ------       ------       ------
                                $1,018        1,031       42,479       42,471
                                ======       ======       ======       ======

       During the years ended March 31, 1998,  1997 and 1996,  the Bank received
          $0, $7,025,000 and $3,982,000, respectively, in proceeds from the sale of securities available for sale, realizing gross gains of $0, $36,000 and $28,000, respectively, and no gross losses. The Bank realized gross gains of $15,000 and no gross losses during the year ended March 31, 1998, related to calls of securities available for sale.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

(4)    Investment Securities
       ---------------------
       The amortized cost and approximate fair value of investment securities as of March 31 are as follows:

                                                                             1998
                                                     ---------------------------------------------------
                                                                     Gross         Gross     Approximate
                                                     Amortized     unrealized    unrealized      fair
                                                       cost         gains         losses         value
                                                     --------       ------        -------      ---------
                                                                         (In thousands)
         U.S. Government and Agency securities       $18,977            71           (16)        19,032
         Corporate debt securities ...........        41,779           285            (7)        42,057
         Mortgage backed securities ..........         4,428            59          (104)         4,383
         State, county and municipal .........            10          --            --               10
                                                     -------       -------       -------        -------
              Total investment securities ....       $65,194           415          (127)        65,482
                                                     =======       =======       =======        =======
                                                                             1997
                                                     ---------------------------------------------------
                                                                     Gross         Gross     Approximate
                                                     Amortized     unrealized    unrealized      fair
                                                       cost          gains         losses        value
                                                     --------        ------        -------     ---------
                                                                        (In thousands)
         U.S. Government and Agency securities       $17,960            14          (135)        17,839
         Corporate debt securities ..........         57,648           110          (219)        57,539
         Mortgage backed securities .........          3,050            37          (123)         2,964
         State, county and municipal ........            410             1          --              411
                                                     -------       -------       -------        -------
              Total investment securities ...        $79,068           162          (477)        78,753
                                                     =======       =======       =======        =======


       At March 31, 1998 and 1997, mortgage backed securities consisted entirely of GNMA, Fannie Mae and Freddie Mac securities.

       The amortized cost and approximate fair value of investment securities at March 31, 1998, by contractual maturity (mortgage backed securities are included by final contractual maturity), are as follows (actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without prepayment penalties):

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

                                    U.S. Government
                                       and Agency             Corporate Debt
                                       Securities                Securities
                              -------------------------    -----------------------
                                            Approximate                Approximate
                               Amortized       fair        Amortized      fair
                                 cost          value         cost         value
                                 ----          -----         ----         -----
                                                (In thousands)
Within one year ........       $10,990        10,990        23,899        23,970
One through five years .         7,987         8,042        17,880        18,087
Five through ten years .          --            --            --            --
After ten years ........          --            --            --            --
                               -------       -------       -------       -------
                               $18,977        19,032        41,779        42,057
                               =======       =======       =======       =======

                                Mortgage Backed           State, County                Total
                                  Securities              and Municipal         Investment Securities
                            -----------------------   -----------------------   -----------------------
                                        Approximate               Approximate               Approximate
                            Amortized      fair       Amortized      fair       Amortized      fair
                              cost         value        cost         value        cost         value
                                                          (In thousands)
Within one year ......       $ --           --           --           --         34,889       34,960
One through five years          269          267         --           --         26,136       26,396
Five through ten years        2,547        2,543           10           10        2,557        2,553
After ten years ......        1,612        1,573         --           --          1,612        1,573
                             ------       ------       ------       ------       ------       ------
                             $4,428        4,383           10           10       65,194       65,482
                             ======       ======       ======       ======       ======       ======

       Investment securities with a carrying value of $5.0 million at both March
          31, 1998 and 1997, were pledged to secure public deposits and for other purposes as required by law.

       During the year ended March 31, 1997,  the Bank  received  $2,979,000  in proceeds from the sale of an investment security, realizing a gross loss of $8,000. This security was sold due to significant deterioration in the issuer's creditworthiness. No investment securities were sold during the years ended March 31, 1998 and 1996.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

(5)    Net Loans Receivable
       --------------------
       A summary of net loans receivable as of March 31 is as follows:

                                                                  1998          1997
                                                              ---------      ---------
                                                                    (In thousands)
Loans secured by real estate:
     Residential one-to-four-family .....................     $ 242,117        246,462
     Home equity ........................................        27,318         27,630
     Commercial .........................................        76,570         67,697
     Construction .......................................         4,621          2,725
                                                              ---------      ---------
         Total loans secured by real estate .............       350,626        344,514
                                                              ---------      ---------

Other loans:
     Manufactured housing ...............................        97,426         92,651
     Commercial .........................................        18,484         19,713
     Financed insurance premiums ........................        27,976         23,535
     Consumer ...........................................        11,857         11,577
                                                              ---------      ---------
         Total other loans ..............................       155,743        147,476
                                                              ---------      ---------

Net deferred loan origination costs and unearned discount           609          1,029
Allowance for loan losses ...............................        (8,227)        (5,872)
                                                              ---------      ---------
         Net loans receivable ...........................     $ 498,751        487,147
                                                              =========      =========

       Changes in the allowance for loan losses during the years ended March 31 were as follows:

                                                             1998         1997         1996
                                                           -------      -------      -------
                                                                     (In thousands)

         Allowance for loan losses at beginning of year     $ 5,872        3,546        3,187
         Provision charged to operations ..............       8,491        3,826        1,090
         Loans charged-off ............................      (6,730)      (2,070)      (1,197)
         Recoveries on loans charged-off ..............         594          570          423
         Allowance acquired through merger ............        --           --             43
                                                            -------      -------      -------
         Allowance for loan losses at end of year .....     $ 8,227        5,872        3,546
                                                            =======      =======      =======

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       The following table sets forth information with regard to non-performing loans at March 31:

                                                              1998        1997        1996
                                                            -------     -------     -------
                                                                     (In thousands)

  Loans in non-accrual status ............................  $15,707      15,282       8,286
  Loans contractually past due 90 days or more and still
       accruing interest .................................       16       4,711       2,600
                                                            -------     -------     -------
                                                            $15,723      19,993      10,886
                                                            =======     =======     =======

       At March 31, 1998, 1997 and 1996, respectively, there were no troubled debt restructurings. There are no material commitments to extend further credit to borrowers with non-performing loans.

       Accumulated   interest  on  non-accrual   loans,   as  shown  above,   of
          approximately $599,000 and $586,000, was not recognized in interest income during the years ended March 31, 1998 and 1997, respectively. Approximately $920,000 and $937,000 of interest on non-accrual loans, as shown above, was collected and recognized in interest income during the years ended March 31, 1998 and 1997, respectively. Accumulated interest on non-accrual loans, as shown above, not recognized in interest income and collected and recognized in interest income for the year ended March 31, 1996 was not significant.

       At March 31, 1998 and 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $5.3 million and $5.4 million, respectively, for which the related allowance for loan losses was $1.0 million and $2.0 million, respectively. As of March 31, 1998 and 1997, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS No. 114. The average recorded investment in impaired loans during the years ended March 31, 1998, 1997 and 1996, was $5.8 million, $1.6 million and $569,000, respectively. The interest income recognized on those impaired loans and the interest income recognized on those impaired loans using the cash basis of income recognition was not significant for the years ended March 31, 1998, 1997 and 1996.

       Certain  executive  officers of the Bank were  customers of and had other transactions with the Bank in the ordinary course of business. Loans to these parties were made in the ordinary course of business at the Bank's normal credit terms, including interest rate and collateralization. The aggregate of such loans totaled less than 5% of total equity at March 31, 1998 and 1997.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

(6)    Accrued Interest Receivable
       ---------------------------
       Accrued interest receivable consists of the following at March 31:

                                                          1998              1997
                                                         ------           ------
                                                             (In thousands)
Loans and loans held for sale ................           $3,075            3,115
Securities available for sale ................              430              664
Investment securities ........................              897            1,101
                                                         ------           ------
                                                         $4,402            4,880
                                                         ======            =====

(7)    Premises and Equipment
       ----------------------
       A summary of premises and equipment at March 31 is as follows:

                                                       1998               1997
                                                     --------          --------
                                                          (In thousands)

Bank buildings and land ....................         $ 15,370            15,224
Furniture and equipment ....................            5,208             4,505
Leasehold improvements .....................              829               786
                                                     --------          --------
                                                       21,407            20,515
Less:  Accumulated depreciation ............           (6,076)           (5,550)
                                                     --------          --------
     Premises and equipment, net ...........         $ 15,331            14,965
                                                     ========          ========

       Depreciation  was  approximately  $1.4  million,  $1.2  million  and $1.0
          million,   for  the  years  ended  March  31,  1998,  1997  and  1996, respectively.

(8)    Other Real Estate Owned and Repossessed Property
       ------------------------------------------------
       Other real estate owned and repossessed property consisted of the following at March 31:

                                                         1998              1997
                                                        ------            ------
                                                              (In thousands)
Repossessed real estate:
  Commercial ...............................            $  299             2,860
  Residential ..............................               145                48
Repossessed property .......................             1,088               539
                                                        ------            ------
                                                        $1,532             3,447
                                                        ======            ======

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

(9)    Deposits
       --------
       Deposit account balances at March 31 are summarized as follows:

                                                                 1998          1997
                                                               --------     --------
                                                                   (In thousands)

         Savings accounts (3.00% to 3.92%) ...............     $142,569      136,109
         N.O.W. and money market accounts (2.00% to 4.88%)       93,400       92,347
         Time deposit accounts:
           2.00 to 2.99% .................................          473         --
           3.00 to 3.99% .................................          820          824
           4.00 to 4.99% .................................        3,356       15,319
           5.00 to 5.99% .................................      264,149      228,732
           6.00 to 6.99% .................................       14,838       27,070
           7.00 to 7.99% .................................       35,663       35,441
                                                               --------     --------
              Total time deposit accounts ................      319,299      307,386
                                                               --------     --------

         Non-interest bearing accounts ...................       33,046       28,757
                                                               --------     --------
              Total deposits .............................     $588,314      564,599
                                                               ========     ========

       The aggregate amount of time deposit accounts with a balance of $100,000 or greater was $42.1 million and $44.3 million at March 31, 1998 and 1997, respectively.

       The approximate   amounts  of  contractual   maturities  of  time deposit
          accounts at March 31, 1998 are as follows:

                                                             (In thousands)
                Years ending March 31,
                         1999                                   $ 204,963
                         2000                                      85,420
                         2001                                      16,542
                         2002                                      10,152
                         2003                                       1,451
                     Thereafter                                       771
                                                                ---------
                                                                $ 319,299
                                                                =========

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       Interest expense on deposits for the years ended March 31 is summarized as follows:

                                                1998         1997          1996
                                              --------     --------     ---------
                                                        (In thousands)
         Time deposit accounts              $   18,085       17,727        16,713
         Savings accounts                        4,729        4,523         4,275
         N.O.W. and money market accounts        2,850        2,831         2,932
         Mortgagors' escrow deposits               108          106           124
                                              --------     --------     ---------
                                            $   25,772       25,187        24,044
                                              ========     ========     =========

(10)   Urban Development Action Grant Payable
       --------------------------------------
       Hudson City Center, Inc. (a subsidiary of the Bank) was awarded an $835,000 "Urban Development Action Grant (UDAG) Equity Participation in Cash Flow" by the Hudson Development Corporation for the purpose of constructing an office building in the City of Hudson, New York. This loan was to be repaid in December 2000. Since January 1991, the Bank had expensed approximately $25,000 per year under the terms of the agreement. During September 1997, the loan was satisfied.

(11)   Income Taxes
       ------------
       The components of income tax expense for the years ended March 31 are as follows:

                                          1998           1997             1996
                                        -------         -------         -------
                                                    (In thousands)
Current tax expense:
  Federal ......................        $ 2,759           3,702           3,951
  State ........................            314             696             741
Deferred tax benefit ...........         (1,170)           (791)           (394)
                                        -------         -------         -------
                                        $ 1,903           3,607           4,298
                                        =======         =======         =======

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       The following is a reconciliation of the expected income tax expense and the actual income tax expense for the years ended March 31. The expected income tax expense has been computed by applying the statutory federal tax rate to income before income tax expense:

                                                                 1998         1997        1996
                                                              -------      -------      -------
                                                                        (In thousands)
Income tax at applicable federal statutory rate .........     $ 1,610        3,151        3,856
Increase (decrease) in income tax expense resulting from:
      Tax exempt securities income ......................         (10)         (14)         (82)
      State income taxes, net of federal tax benefit ....         207          459          489
      Other .............................................          96           11           35
                                                              -------      -------      -------
           Income tax expense ...........................     $ 1,903        3,607        4,298
                                                              =======      =======      =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below:

                                                                           1998         1997
                                                                         -------      -------
                                                                             (In thousands)
Deferred tax assets:
  Differences in reporting the provision for loan losses and tax bad
      debt deduction ...............................................     $ 3,045        1,880
  Differences in reporting other real estate owned and repossessed
      property .....................................................         237          221
  Accrued postretirement benefits ..................................         289          203
  Deferred compensation ............................................         195          136
  Other ............................................................          77           49
                                                                         -------      -------
        Total gross deferred tax assets ............................       3,843        2,489
        Less valuation allowance ...................................        (141)        (141)
                                                                         -------      -------
        Net deferred tax assets ....................................       3,702        2,348
                                                                         -------      -------
Deferred tax liabilities:
  Differences in reporting depreciation ............................        (250)         (60)
  Differences in reporting bond discount accretion .................        (222)        (184)
  Differences in reporting pension costs ...........................        (449)        (493)
                                                                         -------      -------
        Total deferred tax liabilities .............................        (921)        (737)
                                                                         -------      -------
        Net deferred tax asset at end of year ......................       2,781        1,611
        Net deferred tax asset at beginning of year ................       1,611          820
                                                                         -------      -------
        Deferred tax benefit for the year ..........................     $(1,170)        (791)
                                                                         =======      =======

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       In addition to the deferred tax assets and liabilities described above, the Bank had a deferred tax asset of $3,000 and $232,000 at March 31, 1998 and 1997, respectively, related to the net unrealized loss on securities available for sale.

       The valuation allowance, as established by the Bank at March 31, 1998 and 1997, takes into consideration the nature and timing of the deferred tax asset items, as well as the amount of available open tax carrybacks. The valuation allowance relates to the Bank's New York State net deferred tax asset, which is a component of deferred tax assets, due to the lack of carryback and carryforward provisions available in New York State, as well as uncertainty about the realization of certain Federal deferred tax items. Based on recent historical and anticipated future taxable income, management believes it is more likely than not that the Company will realize its net deferred tax assets.

       As a thrift institution, the Bank is subject to special provisions in the
          Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves. These deductions historically have been determined using methods based on loss experience or a percentage of taxable income. Tax bad debt reserves are maintained equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions. These reserves consist of a defined base-year amount, plus additional amounts ("excess reserves") accumulated after the base year. SFAS No. 109 requires recognition of deferred tax liabilities with respect to such excess reserves, as well as any portion of the base-year amount which is expected to become taxable (or "recaptured") in the foreseeable future.

       Certain amendments to the Federal and New York State tax laws regarding bad debt deductions were enacted in July and August 1996. The Federal amendments include elimination of the percentage of taxable income method for tax years beginning after December 31, 1995, and imposition of a requirement to recapture into taxable income (over a period of approximately six years) the tax bad debt reserves in excess of the base-year amounts. The Bank previously established, and will continue to maintain, a deferred tax liability with respect to such excess Federal reserves. The New York State amendments redesignate the Bank's state tax bad debt reserves at December 31, 1995 as the base-year amount and also provide for future additions to the base-year reserve using the percentage of taxable income method.

       In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the Federal base-year reserve of $2.7 million and "supplemental" reserve (as defined) of $10.3 million at both March 31 1998 and 1997, and the state base-year reserve of $18.3 million at both March 31, 1998 and 1997, since the Bank does not expect that these amounts will become taxable in the foreseeable future. Under New York State tax law, as amended, events that would result in taxation of these reserves include the failure of the Bank to maintain a specified qualifying assets ratio or meet other thrift

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES definition tests for tax purposes. The unrecognized deferred tax liability at both March 31, 1998 and 1997 with respect to the Federal base-year reserve and supplemental reserve was $933,000 and $3.5 million, respectively. The unrecognized deferred tax liability at both March 31, 1998 and 1997 with respect to the state base-year reserve was $1.1 million (net of Federal benefit).

(12)   Employee Benefit Plans
       ----------------------
       The Bank maintains  a  non-contributory   pension  plan  with  Retirement
          Systems Incorporated (RSI) Retirement Trust, covering substantially all of its employees meeting certain eligibility requirements. The benefits are computed as a percentage of the highest three year average annual earnings, as defined by the Plan, multiplied by years of credited service. The Plan limits credited service for benefit calculations to a maximum of thirty years. The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future. Plan assets consist primarily of investments in RSI Retirement Trust administered fixed-income and equity funds.

       The following table sets forth the Plan's funded status and amounts recognized in the Bank's consolidated financial statements at March 31:

                                                                                       1998          1997
                                                                                     --------      --------
                                                                                          (In thousands)
         Actuarial present value of benefit obligations:
           Accumulated benefit obligation, including vested benefits of
              $7,242,000 and $6,477,000 at March 31, 1998 and 1997, respectively     $ (7,475)       (6,659)
                                                                                     ========      ========

         Projected benefit obligation ..........................................     $ (9,028)       (8,183)
         Estimated fair value of Plan assets ...................................       10,453         9,272
                                                                                     --------      --------
         Plan assets in excess of projected benefit obligation .................        1,425         1,089
         Unrecognized net (gain) loss from past experience different from that
           assumed and effects of changes in assumptions .......................         (330)          149
         Unrecognized transition asset at January 1, 1988 being recognized over
           approximately 12 years ..............................................          (17)          (71)
         Unrecognized past service liability ...................................           55            64
                                                                                     --------      --------
              Prepaid pension cost included in other assets ....................     $  1,133         1,231
                                                                                     ========      ========

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       Net periodic pension cost included in the Bank's consolidated income statements for the years ended March 31 included the following components:

                                            1998           1997            1996
                                          -------        -------        -------
                                                     (In thousands)

Service cost ......................       $   344            353            327
Interest cost .....................           619            573            536
Actual return on plan assets ......        (1,376)          (753)        (1,160)
Net amortization and deferral .....           600             40            543
                                          -------        -------        -------
    Net periodic pension cost .....       $   187            213            246
                                          =======        =======        =======

       The actuarial assumptions used in determining the actuarial present value of the projected benefit obligation as of March 31 were as follows:

                                                                 1998         1997       1996
                                                                 ----         ----       ----
              Weighted average discount rate                     7.00%        7.75%      7.50%
              Rate of increase in future compensation levels     5.00         5.50       5.50
              Expected long term rate of return                  8.00         8.00       8.00

       In addition, the Bank provides a defined benefit postretirement plan which provides medical and life insurance benefits to substantially all employees, as well as dental benefits to a closed group of retirees. The Bank accounts for postretirement benefits other than pensions in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Under SFAS No. 106, the cost of postretirement benefits other than pensions must be recognized on an accrual basis as employees perform services to earn the benefits.

       Active  employees  are  eligible for retiree  medical and life  insurance coverage upon reaching age 55 with 10 years of service. The medical portion of the plan is contributory, with retiree contributions based on years of service and their retirement date. The Bank's contributions for employees retiring on or after September 1, 1995 are limited to 150% of the premium rates in effect at the time of retirement. The life insurance portion of the plan is non-contributory, with the preretirement benefit equal to two times annual earnings. The postretirement life insurance benefit is reduced based on the retiree's age and the length of time since retirement, with a maximum retiree benefit of $50,000. Postretirement dental coverage is in effect for a closed group of retirees. The dental portion of the plan is non-contributory. The funding policy of the plan is to pay claims and/or insurance premiums as they come due.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       The following table  presents  the  amounts   recognized  in  the  Bank's
          consolidated financial statements at March 31:

                                                                  1998         1997
                                                                -------      -------
                                                                   (In thousands)
Accumulated postretirement benefit obligation:
  Retirees and eligible beneficiaries .....................     $(1,879)      (1,856)
  Active employees fully eligible for benefits ............        (207)        (190)
  Other active plan participants ..........................        (677)        (533)
                                                                -------      -------
                                                                 (2,763)      (2,579)
Unrecognized net loss from past experience different from
  that assumed and effects of changes in assumptions ......         164           32
Unrecognized transition obligation at April 1, 1995 being
  recognized over 20 years ................................       2,008        2,126
                                                                -------      -------
      Accrued postretirement benefit cost included in other
         liabilities ......................................     $  (591)        (421)
                                                                =======      =======

       Net periodic   postretirement  benefit   cost   included  in  the  Bank's
          consolidated income statements for the years ended March 31 included the following components:

                                                       1998       1997       1996
                                                       -----      -----     -----
                                                              (In thousands)
Service cost .....................................     $  53         60        47
Interest cost ....................................       200        188       189
Amortization of unrecognized transition obligation       118        118       118
Amortization of unrecognized gain ................       (10)      --        --
                                                       -----      -----     -----
      Net periodic postretirement benefit cost ...     $ 361        366       354
                                                       =====      =====     =====

       The discount rate used in determining the accumulated postretirement benefit obligation was 7.00% and 7.75% at March 31, 1998 and 1997, respectively.

       For measurement purposes, a 7.00% annual rate of increase in the per capita cost of covered health benefits was assumed for medical coverage starting in 1998; the rate was assumed to decrease uniformly to 5.00% by 2002 and to remain at that level thereafter. A 3.00% annual rate of increase in the per capita cost of covered dental benefits was assumed for dental coverage. The medical and dental care cost trend rate assumptions have a significant effect on the amounts reported. To illustrate, increasing the assumed medical and dental care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 1998 by $246,000 and the aggregate of the service and interest cost for the year ended March 31, 1998 would increase by $21,000.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       The Bank also  sponsors  a  defined  contribution  401(k)  plan  covering substantially all employees meeting certain eligibility requirements. The Bank matches 50% of employee pre-tax contributions up to a maximum contribution by the Bank of 4% of the employee's annual salary. The amount of 401(k) contribution expense was $126,000, $117,000 and
          $100,000  for  the  years  ended  March  31,  1998,   1997  and  1996,
          respectively.

(13)   Regulatory Capital
       ------------------
       Federal Deposit Insurance Corporation (FDIC) regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to total adjusted quarterly average assets of 4.0%, and minimum ratios of Tier 1 capital and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

       Under its prompt corrective action  regulations,  the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized bank. Such actions could have a direct material effect on a bank's financial statements. The regulations establish a framework for the classification of banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, a bank is considered well capitalized if it has a Tier 1 capital ratio of at least 5.0% (based on total adjusted quarterly average assets); a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

       The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about capital components, risk weightings, and other factors.

       Management believes that, as of March 31, 1998 and 1997, the Bank met all capital adequacy requirements to which it was subject. Further, the most recent FDIC notification categorized the Bank as a well capitalized institution under the prompt corrective action regulations. There have been no conditions or events since the notification that management believes have changed the Bank's capital classification.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       The following is a summary of actual capital amounts and ratios as of March 31 for the Bank, compared to the requirements for minimum capital adequacy and for classification as well capitalized:

                                                                              1998
                                            -------------------------------------------------------------------
                                                                                  Required Ratios
                                                                       ---------------------------------------
                                                  Actual Capital
                                                ----------------       Minimum Capital       Classification as
                                                Amount    Ratio           Adequacy            Well Capitalized
                                                ------    -----           --------            ----------------
                                                                   (Dollars in thousands)

              Tier 1 (leverage) capital    $     67,741    10.2%             4.0%                      5.0%
              Risk-based capital:
                  Tier 1                         67,741    14.4              4.0                       6.0
                  Total                          73,638    15.7              8.0                      10.0


                                                                              1997
                                            -------------------------------------------------------------------
                                                                                  Required Ratios
                                                                       ---------------------------------------
                                                  Actual Capital
                                                ----------------       Minimum Capital       Classification as
                                                Amount    Ratio           Adequacy            Well Capitalized
                                                ------    -----           --------            ----------------
                                                                   (Dollars in thousands)

              Tier 1 (leverage) capital    $     65,133    10.1%             4.0%                      5.0%
              Risk-based capital:
                  Tier 1                         65,133    13.8              4.0                       6.0
                  Total                          71,005    15.1              8.0                      10.0

(14)   Commitments and Contingent Liabilities
       --------------------------------------
       (a)Off-Balance-Sheet Financing and Concentrations of Credit
          --------------------------------------------------------
            The Bank  is  a  party  to  certain   financial   instruments   with
                off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include the Bank's commitments to extend credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

            The Bank's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

            Unless  otherwise  noted,  the Bank does not require  collateral  or other security to support financial instruments with credit risk.

            Contract amounts of financial instruments that represent credit risk as of March 31 at fixed and variable interest rates, are as follows:

                                                                1998
                                                   -------------------------------
                                                   Fixed      Variable       Total
                                                   -----      --------       -----
                                                           (In thousands)
Financial instruments whose contract
  amounts represent credit risk:
     Commitments outstanding:
       Residential mortgages .................     $11,794       2,286      14,080
       Residential construction loans ........        --           402         402
       Commercial mortgage loans .............       2,856       6,450       9,306
       Commercial loans ......................          88         815         903
       Home equity loans .....................       1,011         102       1,113
       Manufactured home loans ...............       2,748        --         2,748
                                                   -------     -------     -------
                                                    18,497      10,055      28,552
                                                   -------     -------     -------
     Unused lines of credit on advanced funds:
       Construction loans ....................         220         654         874
       Home equity loans .....................       4,607       6,721      11,328
       Commercial lines of credit ............         976      14,031      15,007
       Personal lines of credit ..............       2,374        --         2,374
                                                   -------     -------     -------
                                                     8,177      21,406      29,583
                                                   -------     -------     -------

     Standby letters of credit ...............        --         3,298       3,298
                                                   -------     -------     -------
                                                   $26,674      34,759      61,433
                                                   =======     =======     =======

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

                                                                 1997
                                                   -------------------------------
                                                    Fixed      Variable      Total
                                                            (In thousands)
Financial instruments whose contract
   amounts represent credit risk:
     Commitments outstanding:
       Residential mortgages .................     $ 4,541       5,501      10,042
       Residential construction loans ........         285         427         712
       Commercial mortgage loans .............       1,400       1,099       2,499
       Commercial loans ......................         600         160         760
       Home equity loans .....................         808         130         938
       Manufactured home loans ...............       3,182         866       4,048
                                                   -------     -------     -------
                                                    10,816       8,183      18,999
                                                   -------     -------     -------
     Unused lines of credit on advanced funds:
       Construction loans ....................         753         369       1,122
       Home equity loans .....................       3,844       6,036       9,880
       Commercial lines of credit ............         226      15,356      15,582
       Personal lines of credit ..............       1,889        --         1,889
                                                   -------     -------     -------
                                                     6,712      21,761      28,473
                                                   -------     -------     -------

     Standby letters of credit ...............        --         2,523       2,523
                                                   -------     -------     -------
                                                   $17,528      32,467      49,995
                                                   =======     =======     =======

            Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Bank upon the extension of credit is based on management's credit evaluation of the customer.

            Commitments  to extend  credit  may be written on a fixed rate basis exposing the Bank to interest rate risk given the possibility that market rates may change between commitment and actual extension of credit.

               THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

            Standby letters of credit are conditional  commitments issued by the
                Bank to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Bank policies governing loan collateral apply to standby letters of credit at the time of credit extension.

            Certain  mortgage  loans  are  written  on an  adjustable  basis and include interest rate caps which limit annual and lifetime increases in the interest rates on such loans. Generally, adjustable rate mortgages have an annual rate increase cap of 2% and lifetime rate increase cap of 5% to 6%. These caps expose the Bank to interest rate risk should market rates increase above these limits. As of March 31, 1998 and 1997, approximately $185.4 million and $202.2 million, respectively, of mortgage loans had interest rate caps.

            The Bank generally enters into rate lock agreements at the time that residential mortgage loan applications are taken. These rate lock agreements fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may exist with borrowers with whom commitments to extend loans have been made, as well as with individuals who have not yet received a commitment. The Bank makes its determination of whether or not to identify a loan as held for sale at the time rate lock agreements are entered into. Accordingly, the Bank is exposed to interest rate risk to the extent that a rate lock agreement is associated with a loan application or a loan commitment which is intended to be held for sale, as well as with respect to loans held for sale.

            At March 31, 1998 and 1997, the Bank had rate lock agreements (certain of which relate to loan applications for which no formal commitment has been made) and conventional mortgage loans held for sale amounting to approximately $1.4 million and $300,000, respectively.

            In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Bank enters into agreements to sell loans in the secondary market to unrelated investors on a loan by loan basis. At, March 31, 1998 and 1997, the Bank had commitments to sell conventional fixed rate mortgage loans amounting to approximately $1.2 million and $216,000, respectively. The remaining conventional mortgage loans held for sale, as well as the outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, exposed the Bank to interest rate risk.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       (b)Concentrations of Credit
          ------------------------
            The Bank  originates  residential  loans  (including home equity and construction loans) and commercial-related loans primarily to customers located in the New York State counties of Columbia, Albany, Rensselaer, Dutchess and Schenectady. Manufactured home loans are originated primarily in New York State and in states contiguous to New York. Financed insurance premiums are originated primarily in New York, New Jersey and Pennsylvania. Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their contracts is dependent upon economic conditions in these areas.

       (c)Leases
          ------
            The Bank leases certain of its branches and equipment  under various noncancelable operating leases. The future minimum payments by year and in the aggregate under all significant noncancelable operating leases with initial or remaining terms of one year or more as of March 31, 1998 are as follows:

                                                                  (In thousands)
                Years ending March 31,
                             1999                                 $      225
                             2000                                        182
                             2001                                        143
                             2002                                        115
                             2003                                        101
                          Thereafter                                   1,094
                                                                  ----------
                                                                  $    1,860
                                                                  ==========

       (d)Serviced Loans
          --------------
            The total amount of loans  serviced by the Bank for unrelated  third parties was approximately $61.7 million and $67.7 million at March 31, 1998 and 1997, respectively.

       (e)Reserve Requirement
          -------------------
            The Bank is  required  to  maintain  certain  reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $388,000 and $3.8 million at March 31, 1998 and 1997, respectively.

       (f)Contingent Liabilities
          ----------------------
            In the ordinary course of business there are various legal proceedings pending against the Bank. Based on consultation with outside counsel, management considers that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Bank's consolidated financial statements.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

(15)   Borrowing Arrangements
       ----------------------
       The Bank has two lines of credit, expiring in October 1998, which are available with the FHLB of New York. The first is an overnight line of credit for approximately $32.6 million with interest based on existing market conditions. The second is a one-month overnight repricing line of credit for approximately $32.6 million with interest based on existing market conditions. There were no amounts outstanding on these lines at March 31, 1998. There was approximately $12.6 million outstanding under the overnight line of credit at March 31, 1997, which carried an interest rate of 6.88%. There were no amounts outstanding under the one-month overnight repricing line of credit at March 31, 1997. At March 31, 1998, the Bank had $2.0 million in short-term borrowings from the FHLB of New York in the form of an advance which comes due in August 1998 and carries an interest rate of 5.88%. Borrowings from the FHLB of New York are secured by a blanket lien on all assets of the Bank, including FHLB stock.

(16)   Disclosures About the Fair Value of Financial Instruments
       ---------------------------------------------------------
       SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Bank disclose estimated fair values for its financial instruments. The definition of a financial instrument includes many of the assets and liabilities recognized in the Bank's consolidated balance sheets, as well as certain off-balance sheet items.

       Fair value  estimates  are made at a  specific  point  in time,  based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Bank's financial instruments, fair value estimates are based on judgments regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

       Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates of fair value under SFAS No. 107.

       In addition there are significant intangible assets that SFAS No. 107 does not recognize, such as the value of "core deposits," the Bank's branch network and other items generally referred to as "goodwill."

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       Short-Term Financial Instruments
       --------------------------------
       The fair  value  of  certain  financial   instruments   is  estimated  to
          approximate their carrying value because the remaining term to maturity or period to repricing of the financial instrument is less than 90 days. Such financial instruments include cash and cash equivalents, accrued interest receivable, short-term borrowings and accrued interest payable.

       Loans Held for Sale
       -------------------
       The estimated fair value of loans held for sale is based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price.

       Securities Available for Sale and Investment Securities
       -------------------------------------------------------
       Securities  available for sale and  investment  securities  are financial instruments which are usually traded in broad markets. Fair values are generally based upon market prices. If a quoted market price is not available for a particular security, the fair value is determined by reference to quoted market prices for securities with similar characteristics.

       Federal Home Loan Bank of New York Stock
       ----------------------------------------
       The estimated fair  value of stock in the  Federal  Home Loan Bank of New
          York equals the carrying value since the stock is non-marketable but redeemable at its par value.

       Loans
       -----
       Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type including residential real estate, commercial real estate, other commercial loans and consumer loans. The estimated fair value of performing loans is calculated by discounting scheduled cash flows through the estimated maturity using estimated market discount rates that reflect the credit and interest rate risk inherent in the respective loan portfolio.

       Estimated fair value for non-performing loans is based on estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

       Management has made estimates of fair value discount rates that it believes to be reasonable. However, because there is no market for many of these financial instruments, management has no basis to determine whether the estimated fair value would be indicative of the value negotiated in an actual sale.

       Deposit Liabilities
       -------------------
       The estimated fair value of deposits with no stated maturity, such as savings, N.O.W., money market, non-interest bearing accounts and mortgagors' escrow deposits, is regarded to be the amount payable on demand. The estimated fair value of time deposit accounts is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES remaining maturities. The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities as compared to the cost of borrowing funds in the market.

       Urban Development Action Grant Payable
       --------------------------------------
       Based on the terms of the grant agreement and rates currently available under similar programs, the estimated fair value of the Urban Development Action Grant payable approximated its carrying value at March 31, 1997.

       The carrying values and estimated fair values of financial assets and liabilities as of March 31 were as follows:

                                                                   1998                         1997
                                                        --------------------------    ------------------------
                                                                         Estimated                   Estimated
                                                         Carrying           Fair      Carrying          Fair
                                                           Value           Value        Value          Value
                                                        ---------      ---------     ---------      ---------
                                                                             (In thousands)
Financial assets:
  Cash and cash equivalents .......................     $  34,273         34,273        10,457         10,457
  Loans held for sale .............................         1,286          1,316            84             84
  Securities available for sale ...................        42,471         42,471        45,623         45,623
  Investment securities ...........................        65,194         65,482        79,068         78,753
  Federal Home Loan Bank of New York stock ........         3,035          3,035         2,812          2,812



  Loans receivable ................................       506,978        506,615       493,019        492,236
  Less: Allowance for loan losses .................        (8,227)          --          (5,872)          --
                                                        ---------      ---------     ---------      ---------
       Net loans receivable .......................     $ 498,751        506,615       487,147        492,236
                                                        =========      =========     =========      =========

  Accrued interest receivable .....................         4,402          4,402         4,880          4,880

Financial liabilities:
  Deposits:
    Savings, N.O.W., money market, and non-interest
       bearing accounts ...........................       269,015        269,015       257,213        257,213
    Time deposit accounts .........................       319,299        321,021       307,386        309,550
  Short-term borrowings ...........................         2,000          2,000        12,585         12,585
  Urban Development Action Grant payable ..........          --             --             835            835
  Mortgagors' escrow deposits .....................         3,723          3,723         3,746          3,746
  Accrued interest payable ........................           120            120           123            123


       Note:   Loans  held  for  sale  represent  the  only  trading   financial
               instruments; all other financial instruments are considered to be held for purposes other than trading.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       The fair value of commitments to extend credit, unused lines of credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. For fixed rate commitments to extend credit and unused lines of credit, fair value also considers the difference between current levels of interest rates and the committed rates. Based upon the estimated fair value of commitments to extend credit, unused lines of credit and standby letters of credit, there are no significant unrealized gains or losses associated with these financial instruments.

(17)   Adoption of Plan of Conversion
       ------------------------------
       On November  20,  1997,  as amended on February  19,  1998,  the Board of
          Trustees of the Bank, subject to regulatory approval and approval by members of the Bank, unanimously adopted a Plan of Conversion (the
          Plan) to convert from a New York State chartered mutual savings bank to a New York State chartered stock savings bank with the concurrent formation of a holding company. The conversion is expected to be accomplished through amendment of the Bank charter and the sale of the holding company's common stock in an amount equal to the pro forma market value of the Bank after giving effect to the conversion. A subscription offering of the sale of the holding company's common stock will be offered initially to the Bank's depositors, then to other members and trustees, officers and employees of the Bank. Any shares of the holding company's common stock not sold in the subscription offering will be offered for sale to the general public in the Bank's market area.

       At the time of conversion,  the Bank will establish a liquidation account in an amount equal to its total equity as of the date of the latest consolidated balance sheet appearing in the final prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce stockholders' equity below the required liquidation account balance.

       Conversion costs will be deferred and deducted from the proceeds of the shares sold in the conversion. If the conversion is not completed, all costs will be charged to expense. As of March 31, 1998, approximately $614,000 of conversion costs had been deferred.

       Pursuant  to the  Plan,  the  holding  company  intends  to  establish  a
          Charitable   Foundation  (the   Foundation)  in  connection  with  the
          conversion. The Plan provides that the Bank and the holding company will create the Foundation immediately following the conversion by contributing holding company common stock in an amount equal to 3.0% of the total amount of common stock sold in the conversion. The Foundation is being formed as a complement to the Bank's existing community activities and will be dedicated to community activities and the promotion of charitable causes.

              THE HUDSON CITY SAVINGS INSTITUTION AND SUBSIDIARIES

       The Foundation will submit a request to the Internal Revenue Service to be recognized as a tax-exempt organization and will likely be classified as a private foundation. A contribution of common stock to the Foundation by the holding company would be tax deductible, subject to an annual limitation based on 10% of the holding company's annual taxable income. The holding company, however, would be able to carry forward any unused portion of the deduction for five years following the contribution. Upon funding the Foundation, the holding company will recognize an expense in the full amount of the contribution, offset in part by the corresponding tax benefit, during the quarter in which the contribution is made.

       In connection with the conversion, the Bank has approved the adoption of an Employee Stock Ownership Plan (ESOP). It is anticipated that the ESOP will be initially funded with a loan from the holding company. The proceeds from this loan are expected to be used by the ESOP to purchase 8% of the common stock issued in the conversion, including shares issued to the Foundation.

The Board of Directors
Hudson River Bancorp, Inc.:


We consent to incorporation by reference in the Registration Statement (No. 333-58615) on Form S-8 of Hudson River Bancorp, Inc. of our report dated June 12, 1998, relating to the consolidated balance sheets of The Hudson City Savings Institution and subsidiaries as of March 31, 1998 and 1997, and the related consolidated income statements, statements of changes in equity and cash flows for each of the years in the three-year period ended March 31, 1998, which report appears in the March 31, 1998 annual report on Form 10-K of Hudson River Bancorp, Inc.


                                                       /s/ KPMG Peat Marwick LLP
                                                       -------------------------
                                                           KPMG Peat Marwick LLP

Albany, New York
July 29, 1998

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HUDSON RIVER BANCORP, INC.


                                            By  /s/ Carl A. Florio
                                                ------------------
                                                Carl A. Florio, President and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Carl A. Florio                           /s/ Earl Schram, Jr.
------------------                           --------------------
Carl A. Florio, Director, President and      Earl Schram, Jr.,
Chief Executive Officer (Principal           Chairman of the Board
Executive and Operating Officer)

Date:         July 29, 1998                  Date:         July 29, 1998


/s/ Stanley Bardwell, M.D.                   /s/ Joseph W. Phelan
--------------------------                   --------------------
Stanley Bardwell, M.D.                       Joseph W. Phelan, Director

Date:         July 29, 1998                  Date:         July 29, 1998


/s/ Willam E. Collins                        /s/ William H. Jones
---------------------                        --------------------
William E. Collins                           William H. Jones

Date:         July 29, 1998                  Date:         July 29, 1998


/s/ John E. Kelly                            /s/ Marcia M. Race
-----------------                            ------------------
John E. Kelly, Director                      Marcia M. Race, Director

Date:         July 29, 1998                  Date:         July 29, 1998


/s/ Marilyn A. Herrington                    /s/ Timothy E. Blow
-------------------------                    -------------------
Marilyn A. Herrington, Director              Timothy E. Blow,
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

Date:         July 29, 1998                  Date:         July 29, 1998