Form 10-Q
period 1998-06-30
HUDSON RIVER BANCORP INC
filed 1998-08-14
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      [   ] YES     [X]      NO

         As of August 7, 1998, there were issued and outstanding 17,853,750 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX



PART I.  FINANCIAL INFORMATION

         ITEM 1.  Financial Statements (unaudited)

                  Consolidated Balance Sheets at June 30, 1998
                  and March 31, 1998

                  Consolidated Income Statements for the three months ended June 30, 1998 and 1997

                  Consolidated Statements of Cash Flows for the three months ended June 30, 1998 and 1997

                  Notes to Unaudited Consolidated Interim
                  Financial Statements

         ITEM 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

         ITEM 3.  Quantitative and Qualitative Disclosures about
                  Market Risk

PART II. OTHER INFORMATION

         ITEM 1.  Legal Proceedings

         ITEM 2.  Changes in Securities and Use of Proceeds

         ITEM 3.  Defaults Upon Senior Securities

         ITEM 4.  Submission of Matters to a Vote of Security Holders

         ITEM 5.  Other Information

         ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

Item 1. Financial Statements

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                  (unaudited)

                                                                 June 30,       March 31,
Assets                                                             1998           1998
------                                                             ----           ----
                                                                      (In thousands)
Cash and due from banks ...................................     $  11,270      $  12,423
Federal funds sold ........................................       192,409         21,850
Securities purchased under agreements to resell ...........       100,000           --
                                                                ---------      ---------
      Cash and cash equivalents ...........................       303,679         34,273
                                                                ---------      ---------

Loans held for sale .......................................           233          1,286
Securities available for sale .............................        96,109         42,471
Investment securities .....................................        57,963         65,194
Federal Home Loan Bank of New York stock ..................         3,035          3,035

Loans receivable ..........................................       515,511        506,978
     Less: Allowance for loan losses ......................        (9,647)        (8,227)
                                                                ---------      ---------
            Net loans receivable ..........................       505,864        498,751
                                                                ---------      ---------

Accrued interest receivable ...............................         5,344          4,402
Premises and equipment, net ...............................        15,153         15,331
Other real estate owned and repossessed property ..........         1,767          1,532
Other assets ..............................................         4,908          4,939
                                                                ---------      ---------
            Total assets ..................................     $ 994,055      $ 671,214
                                                                =========      =========
Liabilities and Equity
----------------------

Liabilities:
     Deposits:
          Savings .........................................       441,040        142,569
          N.O.W. and money market .........................       109,067         93,400
          Time deposits ...................................       320,227        319,299
          Non-interest bearing deposits ...................        41,418         33,046
                                                                ---------      ---------
            Total deposits ................................       911,752        588,314
                                                                ---------      ---------

     Short-term borrowings ................................         2,000          2,000
     Mortgagors' escrow balances ..........................         6,424          3,723
     Other liabilities ....................................         4,514          8,873
                                                                ---------      ---------
            Total liabilities .............................       924,690        602,910
                                                                ---------      ---------

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                  (unaudited)
                                  (continued)

                                                                 June 30,       March 31,
                                                                   1998           1998
                                                                   ----           ----
                                                                      (In thousands)

Equity:
     Surplus ..............................................        13,839         13,839
     Retained Earnings ....................................        55,455         54,469
     Net unrealized gain (loss) on securities available for
            sale, net of tax ..............................            71             (4)
                                                                ---------      ---------
            Total equity ..................................        69,365         68,304
                                                                ---------      ---------
            Total liabilities and equity ..................     $ 994,055      $ 671,214
                                                                =========      =========

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                         Consolidated Income Statements
                                  (unaudited)

                                                            For the three
                                                         months ended June 30,
                                                         ---------------------
                                                           1998        1997
                                                         -------     -------
                                                             (In thousands)
Interest and dividend income:
     Interest and fees on loans ....................     $12,163     $11,724
     Securities available for sale .................       1,115         744
     Investment securities .........................       1,017       1,290
     Federal funds sold ............................         603          12
     Securities purchased under agreements to resell         189        --
     Federal Home Loan Bank of New
         York stock ................................          57          44
                                                         -------     -------
            Total interest and dividend income .....      15,144      13,814
                                                         -------     -------

Interest expense:
     Deposits ......................................       7,129       6,323
     Short-term borrowings .........................          34         128
                                                         -------     -------
            Total interest expense .................       7,163       6,451
                                                         -------     -------

            Net interest income ....................       7,981       7,363

Provision for loan losses ..........................       2,216       2,360
                                                         -------     -------
            Net interest income after
                provision for loan losses ..........       5,765       5,003
                                                         -------     -------
Other operating income:
     Service charges on deposit accounts ...........         333         317
     Loan servicing income .........................          47         166
     Net securities transactions ...................           6        --
     Net gain on sale of loans .....................          49           5
     Other income ..................................         189         174
                                                         -------     -------
            Total other operating income ...........         624         662
                                                         -------     -------

                           Hudson River Bancorp, Inc.
                         Consolidated Income Statements
                                  (unaudited)
                                  (continued)

                                                            For the three
                                                         months ended June 30,
                                                         ---------------------
                                                           1998        1997
                                                         -------     -------
                                                             (In thousands)
Other operating expenses:
     Compensation and benefits .....................       2,421       2,259
     Occupancy .....................................         383         326
     Equipment .....................................         380         403
     Other real estate owned and
          repossessed property expenses ............         141          46
     Legal and other professional fees .............          96         150
     Postage and item transportation ...............         194         185
     Other expenses ................................       1,143       1,006
                                                         -------     -------
            Total other operating
                  expenses .........................       4,758       4,375
                                                         -------     -------

Income before income tax expense ...................       1,631       1,290
Income tax expense .................................         645         516
                                                         -------     -------
            Net income .............................     $   986     $   774
                                                         =======     =======

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                             For the Three
                                                                                          Months Ended June 30,
                                                                                        ------------------------
Increase (decrease) in cash and cash equivalents:                                          1998           1997
                                                                                        ---------      ---------
   Cash flows from operating activities:
     Net income ...................................................................     $     986      $     774
     Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
        Depreciation ..............................................................           336            376
        Provision for loan losses .................................................         2,216          2,360
        Net securities transactions ...............................................            (6)          --
        Net gain on sale of loans held for sale ...................................           (49)            (5)
        Net loans originated for sale .............................................        (7,223)          (535)
        Proceeds from sale of loans held for sale .................................         8,325            624
        Adjustments of other real estate owned and
                  repossessed property to fair value ..............................            77             56
        Net gain on sale of other real estate owned
                  and repossessed property ........................................          (122)          (135)
        Increase in accrued interest receivable ...................................          (942)          (315)
        Increase in other assets ..................................................           (23)          (984)
        Decrease in other liabilities .............................................        (4,359)          (800)
                                                                                        ---------      ---------
                  Total adjustments ...............................................        (1,770)           642
                                                                                        ---------      ---------
                  Net cash (used in) provided by operating activities .............          (784)         1,416
                                                                                        ---------      ---------
   Cash flows from investing activities:
     Proceeds from maturities, calls, and paydowns of securities available for sale         4,145          8,999
     Purchases of securities available for sale ...................................       (57,648)          --
     Proceeds from maturities, calls and paydowns
        of investment securities ..................................................         7,231          3,454
     Net loans made to customers ..................................................       (10,846)       (13,262)
     Proceeds from sales of and payments received on
        other real estate owned and repossessed property ..........................         1,327            937
     Purchases of premises and equipment ..........................................          (158)          (204)
                                                                                        ---------      ---------
                  Net cash used in investing activities ...........................       (55,949)           (76)
                                                                                        ---------      ---------
   Cash flows from financing activities:
     Net increase in deposits .....................................................       323,438         10,034
     Net increase in mortgagors' escrow balances ..................................         2,701          2,748
     Net decrease in short-term borrowings ........................................          --          (12,585)
                                                                                        ---------      ---------
                  Net cash provided by financing activities .......................       326,139            197
                                                                                        ---------      ---------

                           Hudson River Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                  (unaudited)
                                  (continued)

                                                                                             For the Three
                                                                                          Months Ended June 30,
                                                                                        ------------------------
                                                                                           1998           1997
                                                                                        ---------      ---------
Net increase (decrease) in cash and cash equivalents ..............................       269,406          1,537

Cash and cash equivalents at beginning of period ..................................        34,273         10,457
                                                                                        ---------      ---------

Cash and cash equivalents at end of period ........................................     $ 303,679      $  11,994
                                                                                        =========      =========
Supplemental cash flow information:
     Interest paid ................................................................     $   6,658      $   6,452
                                                                                        =========      =========
     Taxes paid ...................................................................          --        $   1,375
                                                                                        =========      =========
Supplemental disclosures of non-cash investing and financing activities:
     Loans transferred to other real estate owned .................................     $   1,517      $   1,289
                                                                                        =========      =========

     Adjustment of securities available for sale to fair value,
        net of tax ................................................................     $      75      $     228
                                                                                        =========      =========

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1998. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         2. Hudson River Bancorp, Inc. ("the Company") was formed in March 1998 as part of the conversion of Hudson River Bank & Trust Company, formerly The Hudson City Savings Institution ("the Bank"), from a New York State chartered mutual savings bank to a New York State chartered stock savings bank (the "Conversion"). The Conversion was completed on July 1, 1998. Concurrently with the Conversion, the Company completed its initial public offering with the issuance of 17,333,738 shares of common stock, receiving $173.3 million in gross proceeds. An additional 520,012 shares were contributed to Hudson River Bank & Trust Company Foundation. Immediately following the initial public offering, 1,428,300 shares of its common stock were purchased for the benefit of the Bank's Employee Stock Ownership Plan. Fifty percent of the net proceeds of the offering were utilized to acquire all of the outstanding common stock of the Bank. The remaining proceeds will be utilized by the Company for general corporate purposes, including investments and deposits at the Bank. The financial information presented herein reflects the historical activity of the Bank. Earnings per share information for periods prior to the initial public offering on July 1, 1998 is not applicable.

         3. On April 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the change in net unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates. Comprehensive income for the three month periods ended June 30, 1998 and 1997 was $1.1 million and $1.0 million, respectively.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         On July 1, 1998, Hudson River Bank & Trust Company (formerly The Hudson City Savings Institution) (the "Bank") completed its conversion from a New York chartered mutual savings bank to a New York chartered stock savings bank (the "Conversion"). Concurrent with the conversion, Hudson River Bancorp, Inc. (the Company) completed its initial public offering, receiving approximately $173.3 million in gross proceeds in exchange for 17,333,738 shares of its common stock. In addition, the Company purchased all of the common stock of the Bank in exchange for 50% of the net Conversion proceeds. Prior to the initial offering, the Company had no results of operations, therefore, the following discussion principally reflects the operations of the Bank.

         The Company's primary market area, with 12 full-service branches, consists of Columbia, Rensselaer, Albany, Schenectady, and Dutchess counties. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds in primarily residential mortgage loans, and to a lesser extent, in manufactured housing and consumer loans, commercial and commercial real estate loans, and government and corporate debt securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its assets, primarily loans and investments, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income is also affected by other operating income, such as loan servicing income and fees on deposit related services; other operating expenses, such as compensation and occupancy expenses; provisions for loan losses; and Federal and state income taxes.

         The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. Future changes in applicable laws, regulations or government policies may have a material impact on the Company. Lending activities are substantially influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. The ability to gather deposits and the cost of funds are influenced by prevailing market interest rates, fees and terms on deposit products, as well as the availability of alternative investments, including mutual funds and stocks.

FORWARD-LOOKING STATEMENTS
--------------------------

         When used in this filing or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation's Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as analysis of

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the
Company's   actual  results  and  experience  to  differ   materially  from  the
anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

         a. Deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate;
         b. Changes in market interest rates or changes in the speed at which market interest rates change;
         c. Changes in laws and regulations affecting the financial service industry;
         d.  Changes in competition; and
         e.  Changes in consumer preferences.

         The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect the Company's financial performance and could cause the Company's actual results or circumstances for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligations, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

OPERATING RESULTS
-----------------

Comparison of the three months ended June 30, 1998 and 1997

         Net income for the three months ended June 30, 1998 was $986 thousand, up $212 thousand from the $774 thousand earned during the three months ended June 30, 1997. This increase was primarily a result of higher net interest income (up $618 thousand), partially offset by higher other operating expenses (up $383 thousand) and higher income tax expense (up $129 thousand). The Company's return on average assets was .54% for the three months ended June 30, 1998, up from .47% for the comparable period a year earlier. The Company's return on average equity was also higher, 5.71% for the three months ended June 30, 1998, up from 4.65% for the three months ended June 30, 1997. See Table A, "Financial Highlights".

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

         NET INTEREST INCOME. Net interest income for the three months ended June 30, 1998 was $8.0 million, up from the $7.4 million for the three months ended June 30, 1997. The increase was primarily the result of the increase in average earning assets from $624.3 million for the three months ended June 30, 1997 to $702.9 million for the same period in 1997. Interest-bearing liabilities also increased during this same period, up $73.6 million from $552.7 million. Most of the increases in earning assets and interest-bearing liabilities is attributed to subscriptions received by the Company as part of its initial public offering. The impact of these volume increases resulted in an increase in net interest income of $728 thousand. The yield on average earning assets decreased from 8.87% to 8.64%, while the rate paid on interest-bearing liabilities also decreased slightly from 4.68% to 4.59%. The impact of lower interest rates resulted in a decrease in net interest income of $110 thousand. The Company's net interest margin for the three months ended June 30, 1998 was 4.55%, down from 4.73% for the three months ended June 30, 1997. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

         INTEREST AND DIVIDEND INCOME. Interest and dividend income for the three months ended June 30, 1998 was $15.1 million, up from $13.8 million for the comparable period in 1997. The largest component of interest income is interest on loans. Interest on loans increased from $11.7 million for the three months ended June 30, 1997 to $12.2 million for the three months ended June 30, 1998. This increase of $439 thousand is the result of both volume increases and rate increases. The average balance of loans increased $16.4 million, while the yield on loans increased from 9.45% to 9.49%. The interest on securities available for sale increased $371 thousand from $744 thousand for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998. This increase in interest on securities available for sale is the result of an increase in the average balance of securities available for sale (from $44.4 million for the three months ended June 30, 1997 to $68.0 million for the three months ended June 30, 1998), offset by a decrease in the yield on this portfolio (from 6.72% in 1997 to 6.58% in 1998). A decrease in interest earned on investment securities, from $1.3 million in 1997 to $1.0 million in 1998 was substantially due to reductions in volume. The average balance of investment securities decreased from $78.5 million for the three months ended June 30, 1997 to $62.7 million for the three months ended June 30, 1998, resulting in a $257 thousand decrease in net interest income. Management expects the average balance of investment securities to continue decreasing as new purchases of securities are generally classified as securities available for sale. The change in rates on investment securities was not significant. Interest income on federal funds sold and securities purchased under agreements to resell increased $780 thousand from the $12 thousand earned in 1997 to $792 thousand in 1998. This increase is due to higher average balances, a combined $55.2 million for the three months ended June 30, 1998, up from $857 thousand for the three months ended June 30, 1997. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

         INTEREST EXPENSE. Interest expense increased during the three months ended June 30, 1998 to $7.2 million, up from $6.5 million for the comparable period in 1997. Substantially all of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the three months ended June 30, 1998 was $4.7 million, up from $4.4 million in 1997. Most of this increase is the result of an increase in the average balance of time deposits, from $306.5 million in 1997 to $319.4 million in 1998. The remainder of the

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

increase is the result of an increase in the rates paid on time deposits from 5.76% in 1997 to 5.85% in 1998. Interest expense on savings accounts increased $534 thousand, from $1.2 million for the three months ended June 30, 1997 to $1.7 million for the three months ended June 30, 1998. This increase is almost entirely attributed to an increase in the average balance of savings accounts (up $61.2 million) resulting from proceeds received for subscriptions in the Company's initial public offering. Interest expense on NOW/Money Market accounts was relatively flat, increasing only $11 thousand from 1997 to 1998. Interest expense on borrowings decreased from $128 thousand in 1997 to $34 thousand in 1998 as a result of lower average balances. Fluctuations in interest expense on other categories of interest-bearing liabilities were not significant. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

         PROVISION FOR LOAN LOSSES. The provision for loan losses decreased slightly from $2.4 million in the three months ended June 30, 1997 to $2.2 million in the three months ended June 30, 1998. Net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and non-performing loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. Although the Company anticipates that the provision for loan losses will continue at current levels through at least the remainder of fiscal 1999, there can be no assurance that loan losses will not exceed estimated amounts or that the provision for loan losses will not increase in future periods. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

         OTHER OPERATING INCOME. Total other operating income decreased $38 thousand for the three months ended June 30, 1998 as compared to the same period in 1997. Other operating income is composed primarily of service charges on deposit accounts and loan servicing income. Income from service charges on deposits accounts increased from $317 thousand for the three months ended June 30, 1997 to $333 thousand for the three months ended June 30, 1998. This increase is attributed to the overall increase in the Company's deposit accounts during this time period. Loan servicing income decreased $119 thousand from $166 thousand in the three months ended June 30, 1997 to $47 thousand in the three months ended June 30, 1998. This decrease relates to the termination of an agreement to service financed insurance premiums for an unaffiliated premium finance company and the runoff of the corresponding servicing portfolio. The servicing agreement was terminated due to the financial difficulties and ultimate liquidation of the unaffiliated premium finance company. Other income was $189 thousand for the three months ended June 30, 1998, up slightly from $174 thousand for the same period in 1997. This increase is attributed to the income generated by the Company's mortgage brokerage subsidiary, Hudson River Mortgage Company. This subsidiary generates fee income on loan applications, which applications are received and forwarded to other financial institutions, resulting in brokerage fee income.

         OTHER OPERATING EXPENSES. Total other operating expenses increased $383 thousand to $4.8 million for the three months ended June 30, 1998, up from $4.4 million for the comparable period in 1997. Increases in compensation and benefits (up $162 thousand), occupancy (up $57 thousand), other real estate owned and repossessed property expenses (up $95 thousand), and other expenses (up $137 thousand) were the primary contributors to the overall increase.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

         The increase in compensation and benefits is the result of adding a new branch (our Hillsdale location) in late May 1997, the growth of our commercial services department and our mortgage brokerage subsidiary, as well as general merit increases to the Company's employees during the three months ended June 30, 1998.

         The increase in occupancy expenses is directly attributed to the addition of a new branch as referenced above and the move of our mortgage brokerage subsidiary to larger accommodations.

         The increase in other real estate owned and repossessed property expenses is the result of an increase in the balances of other real estate owned and repossessed property and management's continuing efforts to aggressively liquidate these properties.

         The increase in other expenses is the result of increased goodwill amortization from the Company's acquisition (through its premium finance subsidiary) of a customer list of an unaffiliated premium finance company; increases in advertising, telephone and supplies relating to our new branch; and general increases in expenses relating to the servicing and collection of non-performing and other delinquent loans. The remaining categories of other expenses and other operating expenses did not experience significant fluctuations.

         INCOME TAX EXPENSE. Income tax expense increased from $516 thousand for the three months ended June 30, 1997 to $645 thousand for the comparable period in 1998. The increase is primarily the result of higher income before income tax expense, $1.3 million in 1998 as compared to $1.6 million in 1997.

FINANCIAL CONDITION
-------------------

Comparison of June 30, 1998 and March 31, 1998

         Total assets at June 30, 1998 were $994.1 million, up $322.8 million, from the $671.2 million at March 31, 1998. Most of the increase was due to subscriptions received as part of the Company's initial public offering, increasing federal funds sold and securities purchased under agreements to resell from a combined $21.9 million at March 31, 1998 to $292.4 million at June 30, 1998. The remainder of the increase was concentrated in the securities available for sale and loan portfolios, which increased $53.6 million and $8.5 million, respectively. This growth in assets was funded by an increase in deposits, primarily due to subscription proceeds, from $588.3 million at March 31, 1998 to $911.8 million at June 30, 1998. These increases as well as fluctuations in other asset and liability categories are discussed below.

         LENDING. The overall increase in total loans is primarily made up of increases in residential real estate, commercial real estate, and commercial loans. Although residential real estate increased $4.5 million, the level of residential real estate, as a percentage of total loans, remained flat. The growth in this portfolio is primarily a result of the Bank's decision to portfolio a limited amount of fixed rate product at a time when adjustable rate

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

loans are less popular. Commercial real estate increased from $76.6 million at March 31, 1998 or 15.1% of total loans, to $79.4 million or 15.4% of total loans at June 30, 1998. Commercial loans increased $2.4 million to a balance of $20.9 million at June 30, 1998 from $18.5 million at March 31, 1998. These increases in commercial real estate and commercial loans are a result of management's strategic goals to increase these portfolios as a percentage of total loans.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses increased from $8.2 million at March 31, 1998 to $9.6 million at June 30, 1998, an increase of $1.4 million. This increase is the result of the $2.2 million provision for loan losses taken in the three months ended June 30, 1998 offset by $796 thousand in net charge-offs for the same period. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on non-performing and delinquent loans that management believes warrant special attention. At June 30, 1998 the allowance for loan losses provides coverage of 65.35% of total non-performing loans, up from 52.32% at March 31, 1998. The balance of the allowance is maintained at a level which is, in management's judgment, representative of the amount of risk inherent in the loan portfolio. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

         SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES. The total balance of securities available for sale and investment securities increased from $107.7 million at March 31, 1998 to $154.1 million at June 30, 1998. This increase was driven by purchases of securities totaling $57.6 million during the three months ended June 30, 1998, offset by maturities, calls and paydowns of securities totaling $11.4 million. Management's intention is to continue allowing investment securities to mature and paydown with the reinvestment of the proceeds primarily in the securities available for sale or loan portfolios.

         FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL. The increase of $270.6 million of Federal funds sold and securities purchased under agreements to resell is the result of subscription proceeds received as part of the Company's initial public offering. A substantial portion of these funds were returned to the subscribers in early July due to the over subscription of the offering. Management intends to reinvest the remainder of the proceeds in various securities while maintaining sufficient liquidity to meet loan growth and other expansion opportunities.

         OREO AND REPOSSESSED PROPERTY. The balance of OREO and repossessed property increased from $1.5 million at March 31, 1998 to $1.8 million at June 30, 1998, an increase of approximately $235 thousand. The majority of this increase relates to an increased volume of repossessed manufactured homes and management's efforts to aggressively reduce the level of non-performing loans. See Table E, "Non-Performing Assets".

         DEPOSITS. Total deposits increased $323.4 million, from $588.3 million at March 31, 1998 to $911.8 million at June 30, 1998. Of this total increase, savings accounts increased $298.5 million, time deposits increased $928 thousand, NOW/Money market accounts increased $15.7 million, and non-interest bearing accounts increased $8.4 million. Substantially all of the increases noted relate to the proceeds received for subscriptions in the Company's initial public offering. The proceeds received were either returned to the subscribers due to over subscriptions or were recorded as capital upon the closing of the offering on July 1, 1998.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

         MORTGAGORS' ESCROW BALANCES. The balance of mortgagors' escrow balances increased $2.7 million to $6.4 million at June 30, 1998. This increase is attributed to seasonal growth as these balances tend to grow until annual property taxes are paid in September.

         OTHER LIABILITIES. The balance of other liabilities declined from $8.9 million at March 31, 1998 to $4.5 million at June 30, 1998. This decrease is largely due to the timing of payments from the Company's premium finance subsidiary to insurance companies for premiums due under the terms of finance agreements. At March 31, 1998 a large amount of premiums were due and were funded shortly after the fiscal year end. This fluctuation is primarily seasonal in nature.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity
---------

         Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments.

         The Company's cash inflows result primarily from loan repayments, maturities and calls of investment securities and securities available for sale, new deposits, and to a lessor extent, drawing upon the Company's credit lines with other financial institutions, including the Federal Home Loan Bank of New York. The Company's cash outflows are substantially new loan originations, investment purchases, deposit withdrawals and operating expenses. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network as well as with limited use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

Capital
-------

         Consistent with its goals to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $69.4 million at June 30, 1998, 6.98% of total assets on that date. As of March 31, 1998, total equity was $68.3 million or 10.18% of total assets. This temporary reduction in the equity to assets ratio is the result of growth in assets of the Company resulting from its stock offering which closed on July 1, 1998. As of June 30, 1998, the Company exceeded all of the capital requirements of the FDIC. The Company's regulatory capital ratios at June 30, 1998 were as follows: Tier I (leverage) capital, 9.33%; Tier I risk-based capital, 12.64%; and Total risk-based capital, 13.89%. The regulatory capital minimum requirements to be considered well capitalized are 5.0%, 6.0%, and 10.0% respectively.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

IMPACT OF THE YEAR 2000
-----------------------

         The Company has conducted a comprehensive review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to resolve the issue. The Company's data processing is performed almost entirely in-house, however software and hardware utilized is under maintenance agreements with third party vendors. Consequently, the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the Company's primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing the Company adequate time for testing. Certain other vendors have not yet responded, however, the Company will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on its financial position or results of operations; however, there can be no assurance that the vendors systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor.

         The risks associated with this issue go beyond the Company's own ability to solve Year 2000 problems. Should significant commercial customers fail to address Year 2000 issues effectively, their ability to meet debt service requirements could be impaired, resulting in increased credit risk and potential increases in loan charge-offs. In addition, should suppliers of critical services fail in their efforts to become Year 2000 compliant, or if significant third party interfaces fail to be compatible with the Company's or fail to be Year 2000 compliant, it could have significant adverse affects on the operations and financial results of the Company.

IMPACT ON INFLATION AND CHANGING PRICES
---------------------------------------

         The  Company's   consolidated  financial  statements  are  prepared  in
accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company's operations. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS). This Statement supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share" and related interpretations. SFAS No. 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

         Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Unvested restricted stock awards are considered outstanding common shares and included in the computation of basic EPS as of the date that they are fully vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company will adopt this Statement effective July 1, 1998. Earnings per share information prior to the Company's initial public offering is not applicable.

         In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for periods beginning after December 15, 1997, however, the statement need not be applied to interim financial statements in the initial year of application. At this time, management does not anticipate that the adoption of this Statement will significantly impact the Company's financial reporting.

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement No. 132 standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in Statements No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the March 31, 1999 consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

                                                   Hudson River Bancorp, Inc.
                                              Management's Discussion and Analysis
                                                          (continued)

Table A. Financial Highlights
                                                             For the Three Months Ended                For the Years Ended
                                                                      June 30,                              March 31,
                                                             --------------------------         ------------------------------
                                                                 1998        1997                 1998        1997        1996
                                                                 ----        ----                 ----        ----        ----
Performance Ratios:
-------------------
Return on average assets ................................        0.54%       0.47%                0.43%       0.88%       1.18%
Return on average equity ................................        5.71        4.65                 4.18        8.94       12.52
Net interest rate spread ................................        4.05        4.19                 4.11        3.97        3.89
Net interest margin .....................................        4.55        4.73                 4.68        4.48        4.38
Yield on average earning assets .........................        8.64        8.87                 8.81        8.64        8.59
Rate on average interest-bearing liabilities ............        4.59        4.68                 4.70        4.67        4.70
Average earning assets to average interest-bearing
     liabilities ........................................      112.24      112.96               112.56      112.56      111.48
Efficiency ratio ........................................       53.69       53.94                57.25       54.34       52.07
Expense ratio ...........................................        2.51        2.65                 2.80        2.48        2.32


                                                              At Period Ended
                                                        ----------------------------
                                                        June 30,         March 31,
                                                        --------    ----------------
                                                          1998       1998       1997
                                                        --------    -----      -----
Asset Quality Ratios:
---------------------
Non-performing loans to total loans .............         2.86%      3.10%      4.06%
Allowance for loan losses to non-performing loans        65.35      52.32      29.37
Allowance for loan losses to total loans ........         1.87       1.62       1.19
Non-performing assets to total assets ...........         1.66       2.57       3.60

Capital Ratio:
--------------
Equity to total assets ..........................         6.98      10.18      10.00

                                                   Hudson River Bancorp, Inc.
                                              Management's Discussion and Analysis
                                                          (continued)

Table B. Average Balances, Interest, and Yields
                                                                         Three Months Ended June 30,
                                                --------------------------------------------------------------------------------
                                                              1998                                       1997

                                                ----------------------------------------  --------------------------------------
                                                 Average                    Average        Average                  Average
                                                 Balance    Interest      Yield/Rate (1)   Balance    Interest    Yield/Rate (1)
                                                ----------------------------------------  --------------------------------------
Earning assets:
---------------

Federal Funds sold                               $41,994      $603           5.76%             $857       $12           5.62%
Securities purchased under agreements to resell   13,187       189           5.75                 -         -           -
Securities available for sale (2)                 67,951     1,115           6.58            44,433       744           6.72
Investment securities                             62,692     1,017           6.51            78,511     1,290           6.59
Federal Home Loan Bank of NY stock                 3,035        57           7.53             2,812        44           6.28
Loans receivable (3)                             514,111    12,163           9.49           497,720    11,724           9.45
                                                --------   -------           ----          --------   -------           ----

     Total earning assets                       $702,970   $15,144           8.64%         $624,333   $13,814           8.87%
                                                           -------          -----                     -------           ----
Cash and due from banks                          $17,181                                    $11,468
Allowance for loan losses                         (8,651)                                    (5,223)
Other non-earning assets                          26,085                                     25,811
                                                --------                                   --------

     Total assets                               $737,585                                   $656,389
                                                ========                                   ========

Interest-bearing liabilities:
-----------------------------

Savings accounts                                $197,342    $1,703           3.46%         $136,118    $1,169           3.44%
N.O.W. and Money Market accounts                 101,971       734           2.89            94,963       723           3.05
Time deposit accounts                            319,395     4,662           5.85           306,473     4,402           5.76
Mortgagors' escrow balances                        5,275        30           2.28             5,272        29           2.21
Short-term borrowings                              2,347        34           5.81             9,894       128           5.19
                                                --------   -------           ----          --------   -------           ----

     Total interest-bearing liabilities         $626,330    $7,163           4.59%         $552,720    $6,451           4.68%
                                                           -------           ----                     -------           ----
Non-interest bearing deposits                    $35,104                                    $30,813
Other non-interest bearing liabilities             6,934                                      6,111
Equity                                            69,217                                     66,745
                                                --------                                   --------

     Total liabilities and equity               $737,585                                   $656,389
                                                ========                                   ========

Net interest income                                         $7,981                                     $7,363
                                                            ======                                     ======

Net interest spread                                                          4.05%                                      4.19%
                                                                             ====                                       ====
Net interest margin                                                          4.55%                                      4.73%
                                                                             ====                                       ====

(1) Annualized
(2) Includes SFAS No. 115 fair value adjustment
(3) Includes non-accrual loans

                                                   Hudson River Bancorp, Inc.
                                              Management's Discussion and Analysis
                                                          (continued)

Table C. Volume and Rate Analysis
                                                                                          1998 vs 1997
                                                                -----------------------------------------------------------
                                                                  Three Months Ended
                                                                        June 30,           Increase            Due To
                                                                -----------------------------------------------------------
                                                                  1998         1997       (Decrease)     Volume       Rate
                                                                -----------------------------------------------------------
                                                                                        (In thousands)
Interest and dividend income:
-----------------------------
Federal Funds sold                                                $603          $12           $591        $591           -
Securities purchased under agreements to resell                    189            -            189         189           -
Securities available for sale                                    1,115          744            371         473        (102)
Investment securities                                            1,017        1,290           (273)       (257)        (16)
Federal Home Loan Bank of NY stock                                  57           44             13           4           9
Loans receivable                                                12,163       11,724            439         388          51
                                                                ------       ------           ----        ----       -----

     Total interest income                                      15,144       13,814          1,330       1,388         (58)
                                                                ------       ------           ----        ----       -----

Interest expense:
-----------------
Savings accounts                                                 1,703        1,169            534         528           6
N.O.W. and Money Market accounts                                   734          723             11          52         (41)
Time deposit accounts                                            4,662        4,402            260         188          72
Mortgagors' escrow balances                                         30           29              1           -           1
Short-term borrowings                                               34          128            (94)       (108)         14
                                                                ------       ------           ----        ----       -----

     Total interest expense                                      7,163        6,451            712         660          52
                                                                ------       ------           ----        ----       -----

Net interest income                                             $7,981       $7,363           $618        $728       ($110)
                                                                ======       ======           ====        ====       =====

Note: Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                   Hudson River Bancorp, Inc.
                                              Management's Discussion and Analysis
                                                          (continued)

Table D. Loan Portfolio Analysis
                                                                June 30,                               March 31,
                                                       --------------------       --------------------------------------------------
                                                                 1998                       1998                        1997
                                                       --------------------       ---------------------       ----------------------
                                                        Amount          %          Amount           %          Amount           %
                                                        ------         ---         ------          ---         ------          ---
                                                                                       (In thousands)
Loans secured by real estate:
             Residential                               $273,947       53.1%       $269,435        53.2%       $274,092        55.6%
             Commercial                                  79,355       15.4          76,570        15.1          67,697        13.7
             Construction                                 4,436        0.9           4,621         0.9           2,725         0.6
                                                       --------       ----        --------        ----        --------        ----
                  Total loans secured by real estate   $357,738       69.4%       $350,626        69.2%       $344,514        69.9%
                                                       --------       ----        --------        ----        --------        ----
Other loans:
             Manufactured housing                       $97,264       18.9%        $97,426        19.2%        $92,651        18.8%
             Commercial                                  20,933        4.0          18,484         3.7          19,713         4.0
             Financed insurance premiums                 26,699        5.2          27,976         5.5          23,535         4.8
             Consumer                                    12,206        2.4          11,857         2.3          11,577         2.3
                                                       --------       ----        --------        ----        --------        ----
                  Total other loans                    $157,102       30.5%       $155,743        30.7%       $147,476        29.9%
                                                       --------       ----        --------        ----        --------        ----

Net deferred loan origination costs and unearned
             discount                                       671        0.1             609         0.1           1,029         0.2
                                                       --------       ----        --------        ----        --------        ----
             Total loans receivable                    $515,511      100.0%       $506,978       100.0%       $493,019       100.0%
                                                                     =====                       =====                       =====
Allowance for loan losses                                (9,647)                    (8,227)                     (5,872)
                                                       --------                   --------                    --------
                  Net loans receivable                 $505,864                   $498,751                    $487,147
                                                       ========                   ========                    ========

                                                   Hudson River Bancorp, Inc.
                                              Management's Discussion and Analysis
                                                          (continued)

Table E. Non-Performing Assets
                                                         June 30,                         March 31,
                                                        --------              -----------------------------
                                                          1998                  1998                  1997
                                                        -------               -------               -------
Non-accruing Loans:
     Residential real estate ......................     $ 3,416               $ 4,512               $ 4,553
     Commercial real estate .......................       4,466                 5,253                 3,239
     Commercial loans .............................         107                  --                   2,318
     Manufactured housing .........................       2,118                 3,060                 2,260
     Financed insurance premiums ..................       4,567                 2,768                 2,867
     Consumer .....................................          68                   114                    45
                                                        -------               -------               -------
Total .............................................     $14,742               $15,707               $15,282
                                                        -------               -------               -------

Accruing loans past due 90-days or more:
     Residential real estate ......................        --                    --                 $   570
     Commercial real estate .......................        --                    --                   3,874
     Commercial loans .............................        --                    --                     244
     Manufactured housing .........................          19                    16                  --
     Financed insurance premiums ..................        --                    --                    --
     Consumer .....................................        --                    --                      23
                                                        -------               -------               -------
Total .............................................     $    19               $    16               $ 4,711
                                                        -------               -------               -------

Total non-performing loans: .......................     $14,761               $15,723               $19,993
                                                        =======               =======               =======
Foreclosed Assets:
     Residential real estate ......................     $   255               $   145               $    48
     Commercial real estate .......................         279                   299                 2,860
     Repossessed property .........................       1,233                 1,088                   539
                                                        -------               -------               -------
Total .............................................     $ 1,767               $ 1,532               $ 3,447
                                                        =======               =======               =======

Total non-performing assets .......................     $16,528               $17,255               $23,440
                                                        =======               =======               =======
Allowance for Loan Losses .........................     $ 9,647               $ 8,227               $ 5,872
                                                        =======               =======               =======
Coverage of non-performing loans ..................       65.35%                52.32%                29.37%
Non-performing assets as a percentage of
   total assets ...................................        1.66%                 2.57%                 3.60%

Non-performing loans as a percentage of
     total loans ..................................        2.86%                 3.10%                 4.06%

                                                   Hudson River Bancorp, Inc.
                                              Management's Discussion and Analysis
                                                          (continued)

Table F. Loan Loss Experience

                                                   Three Months Ended               Years Ended
                                                        June 30,                      March 31,
                                               -------------------------       -------------------------
                                                                    (In thousands)
                                                 1998             1997           1998             1997
                                               ---------       ---------       ---------       ---------
Total loans outstanding (end of period) ..     $ 515,511       $ 504,622       $ 506,978       $ 493,019
                                               =========       =========       =========       =========
Average total loans outstanding
             (period to date) ............     $ 514,111       $ 497,509       $ 510,430       $ 471,295
                                               =========       =========       =========       =========
Allowance for loan loss at
             beginning of period .........     $   8,227       $   5,872       $   5,872       $   3,546
Loan charge-offs:
             Residential real estate .....           (84)            (16)           (440)           (162)
             Commercial real estate ......           (27)            (32)         (1,298)           (454)
             Commercial loans ............           (25)           --            (2,309)           (127)
             Manufactured housing ........          (386)            (73)           (480)           (216)
             Consumer ....................           (56)            (11)           (112)            (41)
             Financed insurance premiums .          (453)           (374)         (2,091)         (1,070)
                                               ---------       ---------       ---------       ---------
                        Total charge-offs         (1,031)           (506)         (6,730)         (2,070)
                                               ---------       ---------       ---------       ---------
Loan recoveries:
             Residential real estate .....            27            --                 8               3
             Commercial real estate ......          --                17              17              11
             Commercial loans ............             4               1              10              74
             Manufactured housing ........            11              16             105              45
             Consumer ....................             6              11              38              51
             Financed insurance premiums .           187              91             416             386
                                               ---------       ---------       ---------       ---------
                        Total recoveries .           235             136             594             570
                                               ---------       ---------       ---------       ---------
Loan charge-offs, net of recoveries ......          (796)           (370)         (6,136)         (1,500)

Provision charged to operations ..........         2,216           2,360           8,491           3,826

Allowance for loan losses
             at end of period ............     $   9,647       $   7,862       $   8,227       $   5,872
                                               =========       =========       =========       =========
Ratio of net charge-offs during
             the period to average loans
             outstanding during the period          0.62%           0.30%           1.20%           0.32%
                                               =========       =========       =========       =========
Provision as a percentage
             of average loans ............          1.72%           1.90%           1.66%           0.81%
                                               =========       =========       =========       =========
Allowance as a percentage of
             total loans (end of period) .          1.87%           1.56%           1.62%           1.19%
                                               =========       =========       =========       =========

                           Hudson River Bancorp, Inc.
           Quantitative And Qualitative Disclosures About Market Risk

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------  ----------------------------------------------------------

         Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

         Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when earning assets mature or reprice more quickly than interest-bearing liabilities, following interest rates could result in a decrease in net income.

         In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Management's asset/liability committee meets weekly to review the Company's interest rate risk position and profitability, and to recommend adjustments for consideration by the Board of Directors. Management also reviews loan and deposit pricing, and the Company's securities portfolio, formulates investment strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner. Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

         In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to increases in interest rates and to fluctuations in the difference between long- and short-term interest rates.

         Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities. The Company's recent purchases of securities, retention of certain fixed rate residential loan products, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. In the current low rate environment, longer-term certificates are welcomed although not particularly popular with our customer base.

                           HUDSON RIVER BANCORP, INC.
                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
             None
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         (a) None
         (b) None
         (c) None
         (d) On May 12, 1998, the Company's Registration on Form S-1 (File No. 333-47605) covering 17,853,750 shares to be issued in connection with the Company's initial public offering was declared effective. The offering commenced on May 22, 1998 and terminated on June 15, 1998. The offering closed on July 1, 1998 and 17,333,738 shares of Company common stock, $0.01 par value, were sold at a price of $10.00 per share and 520,012 shares were contributed to the Company's charitable foundation. Sandler O'Neill & partners, L.P. acted as Investment Advisor to the Company and assisted in the sale of the Company's common stock on a "best efforts" basis.

         Since the effective date of the registration statement, the Company incurred $3.4 million in expenses in connection with the issuance and distribution of the securities registered. $1.8 million was paid to or on behalf of Sandler O'Neill & Partners, L.P. and $1.6 million represented other expenses of the offering. No such payments were made either directly or indirectly to directors, officers, general partners of the Company or its associates, person owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

         In connection with the offering, the Company received $170.0 million in proceeds after deducting expenses. The Company intends to utilize $66.6 million of the net proceeds as working capital. Initially, the Company has invested those funds in short-term liquid assets. The Company loaned $18.4 million of the net proceeds to the Employer Stock Ownership Plan to purchase Company common stock and $85.0 million of the net proceeds was used to purchase all of the stock of the Company's wholly-owned subsidiary, Hudson River Bank & Trust Company. No direct or indirect payments to directors, officers, general partners of the Company or its associates or ten percent owners of the Company or its affiliates were made by the Company from the net proceeds.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         None
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None
ITEM 5:  OTHER INFORMATION
         None
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  The following exhibit is included herein:
                    (27)  Financial Data Schedule
         (b)  Reports on Form 8-K
                    No reports on Form 8-K have been filed during the quarter ended June 30, 1998

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HUDSON RIVER BANCORP, INC.

      8/14/98                      /s/Carl A. Florio
--------------------               ---------------------------------------------
       Date                        Carl A. Florio, Director, President and
                                   Chief Executive Officer (Principal Executive
                                   and Operating Officer


      8/14/98                      /s/Timothy E. Blow
--------------------               ---------------------------------------------
       Date                        Timothy E. Blow, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)