Form 10-Q
period 1998-09-30
HUDSON RIVER BANCORP INC
filed 1998-11-16
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

                      [X] YES     [ ] NO

         As of November 9, 1998, there were issued and outstanding 17,853,750 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX



PART I.  FINANCIAL INFORMATION

                  ITEM 1.  Financial Statements (unaudited)

                           Consolidated Balance Sheets at September 30, 1998 and March 31, 1998

                           Consolidated Income Statements for the three and six months ended September 30, 1998 and 1997

                           Consolidated Statements of Cash Flows for the six months ended September 30, 1998 and 1997

                           Notes to Unaudited Consolidated Interim Financial Statements

                  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

                  ITEM 3.  Defaults Upon Senior Securities

                  ITEM 4.  Submission of Matters to a Vote of Security Holders

                  ITEM 5.  Other Information

                  ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

Item 1. Financial Statements

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                  (unaudited)
                                                                                 September 30,     March 31,
Assets                                                                                1998           1998
------                                                                             ---------      ---------
                                                                                        (In thousands)
Cash and due from banks ......................................................     $  10,380      $  12,423
Federal funds sold ...........................................................           900         21,850
Securities purchased under agreements to resell ..............................        38,563           --
                                                                                   ---------      ---------
      Cash and cash equivalents ..............................................        49,843         34,273
                                                                                   ---------      ---------

Loans held for sale ..........................................................            56          1,286
Securities available for sale ................................................       187,823         42,471
Investment securities ........................................................        48,753         65,194
Federal Home Loan Bank of New York stock .....................................         3,035          3,035

Loans receivable .............................................................       526,224        506,978
     Less: Allowance for loan losses .........................................       (11,560)        (8,227)
                                                                                   ---------      ---------
           Net loans receivable ..............................................       514,664        498,751
                                                                                   ---------      ---------

Accrued interest receivable ..................................................         5,984          4,402
Premises and equipment, net ..................................................        15,365         15,331
Other real estate owned and repossessed property .............................         1,754          1,532
Other assets .................................................................         3,689          4,939
                                                                                   ---------      ---------
           Total assets ......................................................     $ 830,966      $ 671,214
                                                                                   =========      =========
Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
     Deposits:
          Savings ............................................................       139,682        142,569
          N.O.W. and money market ............................................        91,904         93,400
          Time deposits ......................................................       316,145        319,299
          Non-interest bearing deposits ......................................        47,655         33,046
                                                                                   ---------      ---------
           Total deposits ....................................................       595,386        588,314
                                                                                   ---------      ---------

     Short-term borrowings ...................................................          --            2,000
     Mortgagors' escrow balances .............................................         5,111          3,723
     Other liabilities .......................................................         4,527          8,873
                                                                                   ---------      ---------
           Total liabilities .................................................       605,024        602,910
                                                                                   ---------      ---------

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)
                                   (continued)
                                                                                 September 30,     March 31,
                                                                                      1998           1998
                                                                                   ---------      ---------
                                                                                        (In thousands)
Stockholders' Equity:
     Common Stock, $.01 par value.  Authorized 40,000,000 shares;
           17,853,750 shares issued at September 30, 1998 ....................           179           --
     Additional paid in capital ..............................................       174,988           --
     Common stock acquired by Employee Stock Ownership Plan
           (1,428,300 shares .................................................       (18,428)          --
     Retained earnings, substantially restricted .............................        68,372         68,308
     Net unrealized gain (loss) on securities available for
           sale, net of tax ..................................................           831             (4)
                                                                                   ---------      ---------
           Total stockholders' equity ........................................       225,942         68,304
                                                                                   ---------      ---------

           Total liabilities and stockholders' equity ........................     $ 830,966      $ 671,214
                                                                                   =========      =========


See accompanying notes to unaudited consolidated interim financial statements

                                            Hudson River Bancorp, Inc.
                                          Consolidated Income Statements
                                                   (unaudited)

                                                             For the Three                   For the Six
                                                       Months Ended September 30,     Months Ended September 30,
                                                       --------------------------     --------------------------
                                                            1998          1997             1998          1997
                                                         --------      --------         --------      --------
                                                                              (In thousands)
Interest and dividend income:
     Interest and fees on loans ....................     $ 12,114      $ 11,921         $ 24,277      $ 23,645
     Securities available for sale .................        2,346           590            3,461         1,334
     Investment securities .........................          870         1,161            1,887         2,451
     Federal funds sold ............................          378           119              981           131
     Securities purchased under agreements to resell        1,009          --              1,198          --
     Federal Home Loan Bank of New
         York stock ................................           54            47              111            91
                                                         --------      --------         --------      --------
          Total interest and dividend income .......       16,771        13,838           31,915        27,652
                                                         --------      --------         --------      --------
Interest expense:
     Deposits ......................................        6,464         6,490           13,593        12,813
     Short-term borrowings .........................           16            28               50           156
                                                         --------      --------         --------      --------
           Total interest expense ..................        6,480         6,518           13,643        12,969
                                                         --------      --------         --------      --------

           Net interest income .....................       10,291         7,320           18,272        14,683

Provision for loan losses ..........................        1,944         2,045            4,160         4,405
                                                         --------      --------         --------      --------
           Net interest income after
               provision for loan losses ...........        8,347         5,275           14,112        10,278
                                                         --------      --------         --------      --------
Other operating income:
     Service charges on deposit accounts ...........          323           260              656           577
     Loan servicing income .........................           46           126               93           292
     Net securities transactions ...................           26            12               32            12
     Net gain on sale of loans .....................           16             9               65            14
     Other income ..................................          264           355              453           529
                                                         --------      --------         --------      --------
           Total other operating income ............          675           762            1,299         1,424
                                                         --------      --------         --------      --------

                                           Hudson River Bancorp, Inc.
                                          Consolidated Income Statements
                                                   (unaudited)
                                                   (continued)

                                                             For the Three                   For the Six
                                                       Months Ended September 30,     Months Ended September 30,
                                                       --------------------------     --------------------------
                                                            1998          1997             1998          1997
                                                         --------      --------         --------      --------
                                                                              (In thousands)
Other operating expenses:
     Compensation and benefits .....................        2,769         2,289            5,190         4,548
     Occupancy .....................................          384           335              767           661
     Equipment .....................................          368           451              748           854
     Other real estate owned and
          repossessed property expenses ............          157           187              298           233
     Legal and other professional fees .............          238           191              334           341
     Postage and item transportation ...............          183           202              377           387
     Charitable foundation contribution ............        5,200          --              5,200          --
     Other expenses ................................        1,249         1,184            2,392         2,190
                                                         --------      --------         --------      --------
           Total other operating
                 expenses ..........................       10,548         4,839           15,306         9,214
                                                         --------      --------         --------      --------

Income (loss) before income tax expense (benefit) ..       (1,526)        1,198              105         2,488

Income tax expense (benefit) .......................         (604)          503               41         1,019
                                                         --------      --------         --------      --------

           Net income (loss) .......................     $   (922)     $    695         $     64      $  1,469
                                                         ========      ========         ========      ========

Basic earnings (loss) per share ....................     $  (0.06)          N/A         $  (0.06)          N/A
                                                         ========      ========         ========      ========

See accompanying notes to unaudited consolidated interim financial statements.

                                            Hudson River Bancorp, Inc.
                                      Consolidated Statements of Cash Flows
                                                   (unaudited)
                                                                                              For the Six
                                                                                       Months Ended September 30,
                                                                                       --------------------------
                                                                                           1998           1997
                                                                                        ---------      ---------
Increase (decrease) in cash and cash equivalents:
   Cash flows from operating activities:
     Net income ...................................................................     $      64      $   1,469
     Adjustments to reconcile net income to net cash
       provided by operating activities:
             Depreciation .........................................................           911            940
             Provision for loan losses ............................................         4,160          4,405
             Charitable foundation expense ........................................         5,200           --
             Net securities transactions ..........................................           (32)           (12)
             Net gain on sale of loans held for sale ..............................           (65)           (14)
             Net loans originated for sale ........................................        (7,730)        (1,077)
             Proceeds from sale of loans held for sale ............................         9,025          1,175
             Adjustments of other real estate owned and
                      repossessed property to fair value ..........................           118             73
             Net gain on sale of other real estate owned
                      and repossessed property ....................................          (281)          (185)
             (Increase) decrease in accrued interest receivable ...................        (1,582)           302
             Decrease (increase) in other assets ..................................           713         (1,044)
             Decrease in other liabilities ........................................        (4,346)        (1,274)
                                                                                        ---------      ---------
                      Total adjustments ...........................................         6,091          3,289
                                                                                        ---------      ---------
                      Net cash provided by operating activities ...................         6,155          4,758
                                                                                        ---------      ---------

   Cash flows from investing activities:
     Proceeds from maturities, calls, and paydowns of securities
             available for sale ...................................................        18,485         14,996
     Purchases of securities available for sale ...................................      (162,433)        (5,999)
     Proceeds from maturities, calls and paydowns
             of investment securities .............................................        16,441         14,781
     Purchase of investment securities ............................................          --           (2,981)
     Net loans made to customers ..................................................       (22,718)       (25,412)
     Proceeds from sales of and payments received on
             other real estate owned and repossessed property .....................         2,586          2,052
     Purchases of premises and equipment ..........................................          (945)          (615)
                                                                                        ---------      ---------
                      Net cash used in investing activities .......................      (148,584)        (3,178)
                                                                                        ---------      ---------

                                            Hudson River Bancorp, Inc.
                                      Consolidated Statements of Cash Flows
                                                   (unaudited)
                                                   (continued)
                                                                                              For the Six
                                                                                       Months Ended September 30,
                                                                                       --------------------------
                                                                                           1998           1997
                                                                                        ---------      ---------
   Cash flows from financing activities:
     Net increase in deposits .....................................................         7,072         15,687
     Net increase  in mortgagors' escrow balances .................................         1,388         (1,409)
     Net decrease in short-term borrowings ........................................        (2,000)       (10,585)
     Repayment of UDAG Payable ....................................................          --             (835)
     Net proceeds from stock offering .............................................       169,967           --
     Acquisition of common stock by  Employee Stock Ownership Plan ................       (18,428)          --
                                                                                        ---------      ---------
                      Net cash provided by financing activities ...................       157,999          2,858
                                                                                        ---------      ---------

Net increase in cash and cash equivalents .........................................        15,570          4,438

Cash and cash equivalents at beginning of period ..................................        34,273         10,457
                                                                                        ---------      ---------

Cash and cash equivalents at end of period ........................................     $  49,843      $  14,895
                                                                                        =========      =========
Supplemental cash flow information:
   Supplemental information:
     Interest paid ................................................................     $  13,646      $  12,974
                                                                                        =========      =========
     Taxes paid ...................................................................     $    --        $   1,546
                                                                                        =========      =========
Supplemental disclosures of non-cash investing and financing activities:
     Loans transferred to other real estate owned and repossessed property ........     $   2,645      $   2,375
                                                                                        =========      =========
     Adjustment of securities available for sale to fair value,
             net of tax ...........................................................     $     835      $     365
                                                                                        =========      =========

See accompanying notes to unaudited consolidated interim financial statements

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1998. Operating results for the three month and six month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

         2. Hudson River Bancorp, Inc. ("the Company") was formed in March 1998 as part of the conversion of Hudson River Bank & Trust Company, formerly The Hudson City Savings Institution ("the Bank"), from a New York State chartered mutual savings bank to a New York State chartered stock savings bank (the "Conversion"). The Conversion was completed on July 1, 1998. Concurrently with the Conversion, the Company completed its initial public offering with the issuance of 17,333,738 shares of common stock, receiving $173.3 million in gross proceeds. An additional 520,012 shares were contributed to the Hudson River Bank & Trust Company Foundation, resulting in a non-recurring charge of $5.2 million which was reflected in the financial results for the three and six month periods ended September 30, 1998. Subsequent to the initial public offering, 1,428,300 shares of its common stock were purchased for the benefit of the Bank's Employee Stock Ownership Plan (ESOP). Fifty percent of the net proceeds from the offering were utilized to acquire all of the outstanding common stock of the Bank. The remaining proceeds were utilized by the Company for general corporate purposes, including investments. The financial information presented herein prior to July 1, 1998 reflects the historical activity of the Bank. Earnings per share information for periods prior to the initial public offering on July 1, 1998 is not applicable.

         3. On April 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive loss for the three month period ended September 30, 1998 was $162 thousand. Comprehensive income for the three month period ended September 30, 1997 was $832 thousand. Comprehensive income for the six month periods ended September 30, 1998 and 1997 was $899 thousand and $1.8 million, respectively.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                  (continued)

         4. On July 1, 1998, the Company adopted the provisions of SFAS No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Unallocated ESOP shares are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

         The following sets forth certain information regarding the calculation of basic earnings per share for the three and six month periods ended September 30, 1998. Earnings of the Company prior to its initial public offering are not included in the calculation of earnings per share. Earnings per share information prior to the Company's initial public offering is not applicable. Diluted earnings per share calculations are not applicable as the Company does not have any securities or other contracts which would effect the calculation of earnings per share.


                       For the Three Months Ended                       For the Six Months Ended
                           September 30, 1998                                September 30, 1998
                           ------------------                                ------------------
                                       (In thousands, except for share information)

                Net          Weighted          Per                   Net            Weighted         Per
                Income       Average           Share                 Income         Average          Share
                (Loss)       Shares            Amount                (Loss)         Shares           Amount
                ------       ------            ------                ------         ------           ------
Basic EPS       $(922)       16,458,738        $(.06)                $(922)         16,458,738          $(.06)
                ======       ==========        ======                ======         ==========          ======

                           Hudson River Bancorp, Inc.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
         On July 1, 1998, Hudson River Bank & Trust Company (formerly The Hudson City Savings Institution) (the "Bank") completed its conversion from a New York chartered mutual savings bank to a New York chartered stock savings bank (the "Conversion"). Concurrent with the Conversion, Hudson River Bancorp, Inc. (the "Company") completed its initial public offering of common stock, receiving approximately $173.3 million in gross proceeds in exchange for 17,333,738 shares of its common stock. In addition, the Company purchased all of the common stock of the Bank in exchange for 50% of the net Conversion proceeds. Prior to the initial public offering, the Company had no results of operations, therefore results of operations prior to July 1, 1998 principally reflect the operations of the Bank.

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

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

FORWARD-LOOKING STATEMENTS
--------------------------
         When used in this filing or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation's Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions, such as an analysis of the adequacy of the allowance for loan losses or an analysis of the interest rate sensitivity of the Company's assets and liabilities, are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

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

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

OPERATING RESULTS
-----------------

Comparison of three months ended September 30, 1998 and 1997

         The Company realized a net loss for the three months ended September 30, 1998 amounting to $922 thousand, down $1.6 million from the net income of $695 thousand earned during the three months ended September 30, 1997. The results for the three months ended September 30, 1998 were significantly impacted by a non-recurring charge of $5.2 million ($3.1 million after-tax) taken in connection with the Company's contribution of stock to establish the Hudson River Bank & Trust Company Foundation. The Foundation was established as part of the Bank's Conversion to provide funding to support charitable causes and community development activities in the Bank's local communities. Income for the quarter before the non-recurring charge was $2.2 million, up $1.5 million from the same period a year ago. The increase was primarily a result of higher net interest income (up $3.0 million), partially offset by higher other operating expenses (up $509 thousand) and higher income tax expense before the tax benefit associated with the non-recurring charge. The Company's return on average assets before the effect of the non-recurring charge was 1.05% for the three months ended September 30, 1998, up from .42% for the comparable period a year earlier. The Company's return on average equity before the effect of the non-recurring charge was 3.95% for the three months ended September 30, 1998, down from 4.08% for the three months ended September 30, 1997. See Table A, "Financial Highlights".

         NET INTEREST INCOME. Net interest income for the three months ended September 30, 1998 was $10.3 million, up from the $7.3 million for the three months ended September 30, 1997. The increase was primarily the result of the increase in average earning assets from $627.9 million for the three months ended September 30, 1997 to $814.5 million for the same period in 1998. Average interest-bearing liabilities also increased during this same period, up $6.1 million to $557.6 million from $551.6 million for the three months ended September 30, 1997. Most of the increase in earning assets is attributed to the proceeds received by the Company as part of its initial public offering. The impact of these volume increases resulted in an increase in net interest income of $2.9 million. The average yield on earning assets decreased from 8.74% to 8.17%, while the average rate paid on interest-bearing liabilities also decreased slightly from 4.69% to 4.61%. The impact of these lower interest rates actually resulted in an increase in net interest income of $91 thousand, primarily due to the large increase in earning assets with no associated increase in funding or funding costs. As a result, the Company's net interest margin for the three months ended September 30, 1998 was 5.01%, up from 4.63% for the three months ended September 30, 1997. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         INTEREST AND DIVIDEND INCOME. Interest and dividend income for the three months ended September 30, 1998 was $16.8 million, up from $13.8 million for the comparable period in 1997. The largest component of interest and dividend income is interest on loans. Interest on loans increased from $11.9 million for the three months ended September 30, 1997 to $12.1 million for the three months ended September 30, 1998. This increase of $193 thousand is the result of volume increases offset slightly by lower rates. The average balance of loans increased $9.1 million, while the yield on loans decreased slightly from 9.29% to 9.27%. The interest on securities available for sale increased $1.8 million from $590 thousand for the three months ended September 30, 1997 to $2.3 million for the three months ended September 30, 1998. This increase in interest on securities available for sale is the result of an increase in the average balance of securities available for sale (from $35.7 million for the three months ended September 30, 1997 to $142.5 million for the three months ended September 30, 1998), offset by a decrease in the yield on this portfolio (from 6.55% in 1997 to 6.53% in 1998). A decrease in interest earned on investment securities, from $1.2 million in 1997 to $870 thousand in 1998 was substantially due to reductions in volume. The average balance of investment securities decreased from $71.9 million for the three months ended September 30, 1997 to $54.1 million for the three months ended September 30, 1998, resulting in a $288 thousand decrease in interest income from reduced volume. Management expects the average balance of investment securities to continue to decrease as new purchases of securities are generally classified as securities available for sale. The change in rates on investment securities was not significant. Interest income on federal funds sold and securities purchased under agreements to resell increased $1.3 million from $119 thousand earned in 1997 to $1.4 million in 1998. This increase is due to higher average balances, a combined $96.7 million for the three months ended September 30, 1998, up from $8.3 million for the three months ended September 30, 1997. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

         INTEREST EXPENSE. Interest expense remained virtually the same at $6.5 million during both the three months ended September 30, 1998 and the comparable period in 1997. Substantially all of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the three months ended September 30, 1998 was $4.6 million, up from $4.5 million in 1997. Most of this increase is the result of an increase in the average balance of time deposits, from $308.3 million in 1997 to $313.4 million in 1998. The remainder of the increase is the result of an increase in the rates paid on time deposits from 5.80% in 1997 to 5.83% in 1998. Interest expense paid on savings accounts was $1.2 million for both the three months ended September 30, 1998 and 1997. The consistency in interest expense paid on savings accounts is attributed to an increase in the average balance of savings accounts (up $5.5 million) offset by a decrease in the rates paid from 3.46% in 1997 to 3.21% in 1998. Interest expense paid on NOW/Money Market accounts decreased $80 thousand from 1997 to 1998 as a result of lower average balances (down $4.2 million) and lower rates (down 20 basis points). Fluctuations in interest expense on other categories of interest-bearing liabilities were not significant. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         PROVISION FOR LOAN LOSSES. The provision for loan losses decreased slightly from $2.0 million for the three months ended September 30, 1997 to $1.9 million for the three months ended September 30, 1998. The decrease in the provision for loan losses is related to the reduction in non-performing loans and net charge-offs experienced in the quarter ended September 30, 1998, in comparison to the comparable quarter of the prior year. While there has been some improvement in non-performing loan and net charge-off numbers, the level of the Company's non-performing loans and delinquencies continue to require the current level of provision for loan losses. In addition, the Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans and financed insurance premiums, relative to loans secured by real estate. Net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and non-performing loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. Although the Company anticipates that the provision for loan losses will continue at current levels through at least the remainder of fiscal 1999, there can be no assurance that loan losses will not exceed estimated amounts or that the provision for loan losses will not increase in future periods. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

         OTHER OPERATING INCOME. Total other operating income decreased $87 thousand for the three months ended September 30, 1998 as compared to the same period in 1997. Other operating income is composed primarily of service charges on deposit accounts and loan servicing income. Income from service charges on deposits accounts increased from $260 thousand for the three months ended September 30, 1997 to $323 thousand for the three months ended September 30, 1998. This increase is attributed to the overall increase in the Company's deposit accounts and fees on these accounts during this time period. Loan servicing income decreased $80 thousand from $126 thousand in the three months ended September 30, 1997 to $46 thousand in the three months ended September 30, 1998. This decrease relates to the termination of an agreement to service financed insurance premiums for an unaffiliated premium finance company and the runoff of the corresponding servicing portfolio. The servicing agreement was terminated due to the financial difficulties and ultimate liquidation of the unaffiliated premium finance company. Other income was $264 thousand for the three months ended September 30, 1998, down slightly from $355 thousand for the same period in 1997. A portion of this decrease is the result of a partial recovery in the period ended September 30, 1997 of previous writedowns of the Bank's investment in Nationar, a New York chartered institution that the Bank utilized for certain correspondent banking services prior to its takeover and liquidation by the State Banking Department in 1995.

         OTHER OPERATING EXPENSES. Total other operating expenses increased $5.7 million to $10.5 million for the three months ended September 30, 1998, up from $4.8 million for the comparable period in 1997. As discussed previously, the most significant increase was the $5.2 million non-recurring charge associated with the Company's stock contribution to the charitable foundation. Increases in compensation and benefits (up $480 thousand), occupancy (up $49 thousand), legal and other professional fees (up $47 thousand), and other expenses (up $65 thousand), offset by a decrease in equipment (down $83 thousand), were the primary contributors to the overall increase.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         The increase in compensation and benefits is the result of the growth of our commercial services department and the costs of the Employee Stock Ownership Plan, established in connection with the Bank's Conversion, as well as general merit increases to the Company's employees during the three months ended September 30, 1998.

         The increase in occupancy expenses is directly attributed higher depreciation expense and real estate taxes associated with the new addition to the Company's main office building to accommodate current and future growth, offset by reduced expenses associated with the movement of the Company's Warren Street, Hudson branch to the first floor of the Company's main office building.

         The increase in legal and other professional fees is the result of higher expenses associated with being a public company.

         The  increase  in  other   expenses  is  the  result  of  increases  in
advertising and office supplies associated with the Bank's name change and other general increases associated with being a public company.

         The decrease in equipment expense is attributed to lower insurance costs resulting from the movement of our Warren Street Hudson branch to our main office building and reduced data processing and maintenance costs consistent with the upgrade of various aspects of the Company's technology systems.

         The remaining categories of other expenses and other operating expenses did not experience significant fluctuations.

         INCOME TAX EXPENSE. Income tax expense decreased from an expense of $503 thousand for the three months ended September 30, 1997 to a benefit of $604 thousand for the comparable period in 1998. The decrease is primarily the result of lower income before income tax expense resulting from the Company's non-recurring expense associated with the Company's stock contribution to the charitable foundation.


Comparison of six months ended September 30, 1998 and 1997

         Net income for the six months ended September 30, 1998 was $64 thousand, down $1.4 million from the $1.5 million earned during the six months ended September 30, 1997. The decrease in net income for the six months ended September 30, 1998 was significantly impacted by the non-recurring charge of $5.2 million ($3.1 million after-tax) taken in connection with the Company's contribution of stock to the Bank's charitable foundation. Income for the six months ended September 30, 1998 before the non-recurring charge was $3.2 million, up $1.7 million from the same period a year ago. This increase was primarily a result of higher net interest income (up $3.6 million) and a lower provision for loan losses (down $245 thousand), partially offset by higher other operating expenses (up $892 thousand) and higher income tax expense before the tax benefit associated with the non-recurring charge. The Company's return on average assets before the effect of the non-recurring charge was .81% for the six months ended September 30, 1998, up from .45% for the comparable period a year earlier. The Company's return on average equity before the effect of the non-recurring charge was 4.36% for both the six months ended September 30, 1998 and 1997. See Table A, "Financial Highlights".

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         NET INTEREST INCOME. Net interest income for the six months ended September 30, 1998 was $18.3 million, up from the $14.7 million for the six months ended September 30, 1997. The increase was primarily the result of the increase in average earning assets from $626.3 million for the six months ended September 30, 1997 to $759.1 million for the same period in 1998. Interest-bearing liabilities also increased during this same period, up $39.7 million from $552.1 million. Most of the increase in earning assets and interest-bearing liabilities is attributed to subscriptions received by the Company as part of its initial public offering. The impact of these volume increases resulted in an increase in net interest income of $3.5 million. The yield on average earning assets decreased from 8.81% to 8.39%, while the rate paid on interest-bearing liabilities also decreased slightly from 4.68% to 4.60%. The impact of these lower interest rates actually resulted in an increase in net interest income of $67 thousand, primarily due to the large increase in earning assets with no associated increase in funding or funding costs. Because of this, the Company's net interest margin for the six months ended September 30, 1998 was 4.80%, up from 4.68% for the six months ended September 30, 1997. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

         INTEREST AND DIVIDEND INCOME. Interest and dividend income for the six months ended September 30, 1998 was $31.9 million, up from $27.7 million for the comparable period in 1997. The largest component of interest and dividend income is interest on loans. Interest on loans increased from $23.6 million for the six months ended September 30, 1997 to $24.3 million for the six months ended September 30, 1998. This increase of $632 thousand is the result of both volume increases and rate increases. The average balance of loans increased $12.5 million, while the average yield on loans increased from 9.36% to 9.38%. The interest on securities available for sale increased $2.1 million from $1.3 million for the six months ended September 30, 1997 to $3.5 million for the six months ended September 30, 1998. This increase in interest on securities available for sale is the result of an increase in the average balance of securities available for sale (from $40.1 million for the six months ended September 30, 1997 to $105.4 million for the six months ended September 30,
1998), offset by a decrease in the average yield on this portfolio (from 6.64% in 1997 to 6.55% in 1998). A decrease in interest earned on investment securities, from $2.5 million in 1997 to $1.9 million in 1998, was substantially due to reductions in volume. The average balance of investment securities decreased from $75.2 million for the six months ended September 30, 1997 to $58.4 million for the six months ended September 30, 1998, resulting in a $564 thousand decrease in interest income due to volume. Management expects the average balance of investment securities to continue to decrease as new purchases of securities are generally classified as securities available for sale. The change in rates on investment securities was not significant. Interest income on federal funds sold and securities purchased under agreements to resell increased $2.0 million from the $131 thousand earned in 1997 to $2.2 million in 1998. This increase is due to higher average balances, a combined $76.1 million for the six months ended September 30, 1998, up from $4.6 million for the six months ended September 30, 1997. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         INTEREST EXPENSE. Interest expense increased during the six months ended September 30, 1998 to $13.6 million, up from $13.0 million for the comparable period in 1997. Substantially all of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the six months ended September 30, 1998 was $9.3 million, up from $8.9 million in 1997. Most of this increase is the result of an increase in the average balance of time deposits, from $307.4 million in 1997 to $316.4 million in 1998. The remainder of the increase is the result of an increase in the average rates paid on time deposits from 5.78% in 1997 to 5.84% in 1998. Interest expense paid on savings accounts increased $493 thousand, from $2.4 million for the six months ended September 30, 1997 to $2.9 million for the six months ended September 30, 1998. This increase is almost entirely attributed to an increase in the average balance of savings accounts (up $33.2 million) resulting from proceeds received for subscriptions in the Company's initial public offering. Interest expense paid on NOW/Money Market accounts was relatively flat, decreasing only $69 thousand from 1997 to 1998. Interest expense paid on borrowings decreased from $156 thousand in 1997 to $50 thousand in 1998 as a result of lower average balances. Fluctuations in interest expense on other categories of interest-bearing liabilities were not significant. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

         PROVISION FOR LOAN LOSSES. The provision for loan losses decreased slightly from $4.4 million in the six months ended September 30, 1997 to $4.2 million in the six months ended September 30, 1998. The decrease in the provision for loan losses is related to the reduction in non-performing loans and net charge-offs experienced in the six months ended September 30, 1998, in comparison to the comparable six months of the prior year. While there has been some improvement in non-performing loan and net charge-off numbers, the level of the Company's non-performing loans and delinquencies continue to require the current level of provision for loan losses. In addition, the Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans and financed insurance premiums, relative to loans secured by real estate. Net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and non-performing loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. Although the Company anticipates that the provision for loan losses will continue at current levels through at least the remainder of fiscal 1999, there can be no assurance that loan losses will not exceed estimated amounts or that the provision for loan losses will not increase in future periods. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         OTHER OPERATING INCOME. Total other operating income decreased $125 thousand for the six months ended September 30, 1998 as compared to the same period in 1997. Other operating income is composed primarily of service charges on deposit accounts and loan servicing income. Income from service charges on deposits accounts increased from $577 thousand for the six months ended September 30, 1997 to $656 thousand for the six months ended September 30, 1998. This increase is attributed to the overall increase in the Company's deposit accounts and fees on these accounts during this time period. Loan servicing income decreased $199 thousand from $292 thousand in the six months ended September 30, 1997 to $93 thousand in the six months ended September 30, 1998. This decrease relates to the previously discussed termination of an agreement to service financed insurance premiums for an unaffiliated premium finance company and the runoff of the corresponding servicing portfolio. Other income was $453 thousand for the six months ended September 30, 1998, down slightly from $529 thousand for the same period in 1997. A portion of this decrease is the result of a partial recovery in the period ended September 30, 1997 of previous writedowns of the Bank's investment in Nationar, a New York chartered institution that the Bank utilized for certain correspondent banking services prior to its takeover and liquidation by the State Banking Department in 1995.

         OTHER OPERATING EXPENSES. Total other operating expenses increased $6.1 million to $15.3 million for the six months ended September 30, 1998, up from $9.2 million for the comparable period in 1997. As discussed previously, the most significant increase was the $5.2 million non-recurring charge associated with the Company's stock contribution to the charitable foundation. Increases in compensation and benefits (up $642 thousand), occupancy (up $106 thousand), and other expenses (up $202 thousand), offset by a decrease in equipment (down $106 thousand) were the primary contributors to the overall increase.

         The increase in compensation and benefits is the result of the growth of our commercial services department and the costs of the Employee Stock Ownership Plan, established in connection with the Conversion, as well as general merit increases to the Company's employees during the six months ended September 30, 1998.

         The increase in occupancy expenses is due to higher depreciation expense and real estate taxes associated with the new addition to the Company's main office building to accommodate current and future growth as referenced
above   and  the  move  of  our   mortgage   brokerage   subsidiary   to  larger
accommodations.

         The  increase  in  other   expenses  is  the  result  of  increases  in
advertising and office supplies associated with the Bank's name change and other general increases associated with being a public company.

         The decrease in equipment expense is attributed to lower insurance costs resulting from the movement of our Warren Street Hudson branch to our main office building and reduced data processing and maintenance costs consistent with the upgrade of various aspects of the Company's technology systems.

         The remaining categories of other expenses and other operating expenses did not experience significant fluctuations.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         INCOME TAX EXPENSE. Income tax expense decreased from $1.0 million for the six months ended September 30, 1997 to $41 thousand for the comparable period in 1998. The decrease is primarily the result of lower income before income tax expense, $105 thousand in 1998 as compared to $2.5 million in 1997.

FINANCIAL CONDITION
-------------------
Comparison of September 30, 1998 and March 31, 1998

         Total assets at September 30, 1998 were at $831.0 million, up $159.8 million, from the $671.2 million at March 31, 1998. Substantially all of the increase was due to the investment of the proceeds received as part of the Company's initial public offering, increasing federal funds sold and securities purchased under agreements to resell from a combined $21.9 million at March 31, 1998 to $39.5 million at September 30, 1998. The remainder of the increase was concentrated in the securities available for sale and loan portfolios, which increased $145.4 million and $19.2 million, respectively. This growth in assets was funded by the proceeds received from the public offering as well as an increase in deposits, from $588.3 million at March 31, 1998 to $595.4 million at September 30, 1998. These increases as well as fluctuations in other asset and liability categories are discussed below.

         LENDING. The overall increase in total loans is primarily made up of increases in residential real estate, commercial real estate, and commercial loans, offset by a decline in financed insurance premiums. Although residential real estate loans increased $9.4 million, the level of residential real estate loans, as a percentage of total loans, remained flat. The growth in this portfolio is primarily a result of the Bank's decision to portfolio a limited amount of fixed rate products at a time when adjustable rate loans are less popular. Commercial real estate loans increased from $76.6 million at March 31, 1998 or 15.1% of total loans, to $81.1 million or 15.4% of total loans at September 30, 1998. Commercial loans increased $13.8 million to $32.3 million at September 30, 1998 from $18.5 million at March 31, 1998. These increases in commercial real estate and commercial loans are a result of management's strategic goals to increase these portfolios as a percentage of total loans in order to improve yields. Financed insurance premiums decreased from $28.0 million, or 5.5% of total loans at March 31, 1998 to $20.1 million, or 3.8% of total loans at September 30, 1998. This decline is somewhat seasonal in nature and is a result of management's efforts to focus on commercial insurance lines rather than personal assigned-risk insurance lines.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses increased from $8.2 million at March 31, 1998 to $11.6 million at September 30, 1998, an increase of $3.3 million. This increase is the result of the $4.2 million provision for loan losses taken in the six months ended September 30, 1998 offset by $827 thousand in net charge-offs for the same period. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on non-performing and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. At September 30, 1998 the allowance for loan losses provides coverage of 81.74% of total non-performing loans, up from 52.32% at March 31, 1998. The balance of the allowance is maintained at a level which is, in management's judgment, representative of the amount of risk inherent in the loan portfolio.
See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

         SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES. The total balance of securities available for sale and investment securities increased from $107.7 million at March 31, 1998 to $236.6 million at September 30, 1998. This increase was driven by purchases of securities totaling $162.4 million during the six months ended September 30, 1998, offset by maturities, calls and paydowns of securities totaling $34.9 million. Management's intention is to continue allowing investment securities to mature and paydown with the reinvestment of the proceeds primarily in the securities available for sale or loan portfolios.

         FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL. The increase of $17.6 million of Federal funds sold and securities purchased under agreements to resell is the result of proceeds received as part of the Company's initial public offering which have not been reinvested. Management intends to reinvest the remainder of the proceeds in various securities while maintaining sufficient liquidity to meet loan growth and other expansion opportunities.

         OREO AND REPOSSESSED PROPERTY. The balance of OREO and repossessed property increased from $1.5 million at March 31, 1998 to $1.8 million at September 30, 1998, an increase of approximately $222 thousand. This increase relates primarily to management's efforts to aggressively reduce the level of non-performing loans. See Table E, "Non-Performing Assets".

         DEPOSITS. Total deposits increased $7.1 million, from $588.3 million at March 31, 1998 to $595.4 million at September 30, 1998. Of this total increase, savings accounts decreased $2.9 million, time deposits decreased $3.2 million, NOW/Money market accounts decreased $1.5 million, while non-interest bearing accounts increased $14.6 million, a result of the Company's initiatives to increase commercial services.

         MORTGAGORS' ESCROW BALANCES. The balance of mortgagors' escrow balances increased $1.4 million to $5.1 million at September 30, 1998. This increase is attributed to seasonal growth as these balances tend to grow until annual property taxes are paid in early October.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         OTHER LIABILITIES. The balance of other liabilities declined from $8.9 million at March 31, 1998 to $4.5 million at September 30, 1998. This decrease is largely due to the timing of payments from the Company's premium finance subsidiary to insurance companies for premiums due under the terms of finance agreements. At March 31, 1998 a large amount of premiums were due and were funded shortly after the fiscal year end. This fluctuation is primarily seasonal in nature.

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

         The Company's cash inflows result primarily from loan repayments, maturities and calls of investment securities and securities available for sale, new deposits, and to a lessor extent, drawings upon the Company's credit lines with other financial institutions, including the Federal Home Loan Bank of New York. The Company's cash outflows are substantially new loan originations, investment purchases, deposit withdrawals and operating expenses. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network as well as with limited use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

Capital
-------
         Consistent with its goals to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $225.9 million at September 30, 1998, 27.19% of total assets on that date. As of March 31, 1998, total equity was $68.3 million or 10.18% of total assets. This growth in the equity to assets ratio is the result of the Company's stock offering which closed on July 1, 1998. As of September 30, 1998, the Company and the Bank exceeded all of the capital requirements of its regulators.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

IMPACT OF THE YEAR 2000
-----------------------
         The Company has conducted a review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to resolve the issue. The Company's data processing is performed almost entirely in-house, however software and hardware utilized is under maintenance agreements with third party vendors. Consequently, the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the
Company has begun the testing phase to determine whether its hardware and software is year 2000 compliant. Testing and renovation, if applicable, on all "mission-critical" systems will be substantially completed by December 31, 1998. In connection with Year 2000, "mission-critical" systems are defined as those systems in which the inability to perform necessary functions would cause significant disruptions in the Company's ability to complete day-to-day operations, seriously impacting the Company's financial results. If systems which are not defined as "mission-critical" fail to perform necessary functions, the Company's day-to-day operations would not be significantly impacted, although the lack of efficiencies the Company enjoys through performing these functions in an automated manner could result in additional time or expense to carry out the operation. The Company's testing plans provide a strict time frame to determine that the reprogramming efforts of its primary service providers are year 2000 compliant and completed within the time requirements provided by its regulators. Testing of systems which are not considered to be "mission-critical" is scheduled to be completed by June 30, 1999.

         In the normal course of keeping pace with changing technology, the Company has in recent years, and continues to, perform upgrades to its hardware and software. Because of these significant investments, management does not expect that any additional costs to ensure its systems are year 2000 compliant will have a significant impact on its financial position or results of operations; however, there can be no assurance that the vendors systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor or purchase additional hardware or software to be year 2000 compliant.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         The risks associated with this issue go beyond the Company's own ability to solve Year 2000 problems. Should significant commercial customers fail to address Year 2000 issues effectively, their ability to meet debt service requirements could be impaired, resulting in increased credit risk and potential increases in loan charge-offs. Should significant depositors or other sources of funds fail to address Year 2000 issues effectively, the Company could be forced to utilize alternative funding vehicles, possibly at higher costs than it currently incurs. In addition, should suppliers of critical services fail in their efforts to become Year 2000 compliant, or if significant third party interfaces fail to be compatible with the Company's systems or fail to be Year 2000 compliant, it could have significant adverse affects on the operations and financial results of the Company. The Company has taken steps in identifying significant borrower, depositor and supplier relationships and contacting them in order to assess their Year 2000 readiness and the potential for an adverse impact to the Company should their systems not be compliant with Year 2000. Based upon the information we have received to date, their have been no significant issues with borrowers, depositors or suppliers Year 2000 preparedness identified.

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

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------
         In June 1997, the Financial Accounting Standards Board, (FASB), issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for periods beginning after December 15, 1997, however, the statement need not be applied to interim financial statements in the initial year of application. At this time, management does not anticipate that the adoption of this Statement will significantly impact the Company's financial reporting.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

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

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

Table A. Financial Highlights
                                                        For the Three Months Ended        For the Six Months Ended
                                                                September 30,                  September 30,
                                                        --------------------------        ------------------------
                                                             1998           1997           1998             1997
                                                             ----           ----           ----             ----
Performance Ratios:
-------------------
Basic earnings (loss) per share (1) (2) ..........     $     (0.06)      $    --      $     (0.06)      $    --
Return on average assets .........................           (0.44%)        0.42%            0.02%          0.45%
Return on average equity .........................           (1.64)         4.08             0.09           4.36
Net interest rate spread .........................            3.56          4.05             3.79           4.13
Net interest margin ..............................            5.01          4.63             4.80           4.68
Yield on average earning assets ..................            8.17          8.74             8.39           8.81
Rate on average interest-bearing liabilities .....            4.61          4.69             4.60           4.68

Average earning assets to average interest-bearing
     liabilities .................................          146.07        113.85           128.27         113.44
Efficiency ratio .................................           47.45         57.65            50.20          55.80
Expense ratio ....................................            2.45          2.80             2.48           2.72
Weighted average shares outstanding (1) ..........      16,458,738            --       16,458,738             --

Core earnings (3) ................................     $     2,219       $   695      $     3,205       $  1,469
Core earnings per share (1) (2) ..................            0.13           N/A             0.13            N/A
Core earnings return on average assets ...........            1.05          0.42             0.81           0.45
Core earnings return on average equity ...........            3.95          4.08             4.36           4.36
Price/Annualized QTD Core Earnings ratio (1) (3) .           19.10           N/A            19.10            N/A


                                                                                          At Period End
                                                                -----------------------------------------------------------
                                                                                                              March 31,
                                                                September 30,       June 30,           --------------------
                                                                    1998             1998              1998            1997
                                                                    ----             ----              ----            ----
Share Information
-----------------
Shares outstanding at period end (1)                            16,425,450              -                 -               -
Book value per share (1)                                           $ 13.76              -                 -               -
Market price at period end                                          10.125              -                 -               -

Asset Quality Ratios:
---------------------
Non-performing loans to total loans                                   2.69%          2.86%             3.10%           4.06%
Allowance for loan losses to non-performing loans                    81.74          65.35             52.32           29.37
Allowance for loan losses to total loans                              2.20           1.87              1.62            1.19
Non-performing assets to total assets                                 1.91           1.66              2.57            3.60

Capital Ratio:
--------------
Equity to total assets                                               27.19           6.98             10.18           10.00

(1) 1,428,300 shares purchased by the Company's ESOP are not considered outstanding.
(2)  Includes net income (loss) since July 1, 1998 only.
(3) Core earnings excludes the July 1, 1998, $3.1 million after-tax expense resulting from the establishment of a charitable foundation.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

Table B. Average Balances, Interest, and Yields
                                                                           Three Months Ended September 30,
                                                    -------------------------------------------------------------------------------
                                                                     1998                                    1997
                                                    ----------------------------------------   ------------------------------------
                                                      Average                   Average        Average                 Average
                                                      Balance      Interest   Yield/Rate (1)   Balance     Interest  Yield/Rate (1)
                                                    ----------------------------------------   ------------------------------------
Earning assets:
Federal Funds sold ............................     $  27,230     $     378      5.51%          $   8,341     $     119        5.66%
Securities purchased under agreements to resell        69,515         1,009      5.76                  --            --          --
Securities available for sale (2) .............       142,486         2,346      6.53              35,712           590        6.55
Investment securities .........................        54,054           870      6.39              71,923         1,161        6.40
Federal Home Loan Bank of NY stock ............         3,035            54      7.06               2,812            47        6.63
Loans receivable (3) ..........................       518,220        12,114      9.27             509,132        11,921        9.29
                                                    ---------------------------------           -----------------------------------

     Total earning assets .....................     $ 814,540     $  16,771      8.17%          $ 627,920     $  13,838        8.74%
                                                                  -------------------                         ---------------------

Cash and due from banks .......................     $   9,391                                   $  11,064
Allowance for loan losses .....................       (10,202)                                     (6,795)
Other non-earning assets ......................        27,071                                      27,010
                                                    ---------                                   ---------

     Total assets .............................     $ 840,800                                   $ 659,199
                                                    =========                                   =========
Interest-bearing liabilities:
Savings accounts ..............................     $ 143,617     $   1,163      3.21%          $ 138,069     $   1,204        3.46%
N.O.W. and Money Market accounts ..............        92,269           658      2.83              96,505           738        3.03
Time deposit accounts .........................       313,355         4,602      5.83             308,348         4,508        5.80
Mortgagors' escrow balances ...................         7,300            41      2.23               6,612            40        2.40
Short-term borrowings .........................         1,087            16      5.84               2,020            28        5.50
                                                    ---------------------------------           -----------------------------------
     Total interest-bearing liabilities .......     $ 557,628     $   6,480      4.61%          $ 551,554     $   6,518        4.69%
                                                                  ===================                         =====================

Non-interest bearing deposits .................     $  54,553                                   $  33,672
Other non-interest bearing liabilities ........         5,481                                       6,344
Stockholders' Equity ..........................       223,138                                      67,629
                                                    ---------                                   ---------
     Total liabilities and stockholders' equity     $ 840,800                                   $ 659,199
                                                    =========                                   =========
Net interest income ...........................                   $  10,291                                   $   7,320
                                                                  =========                                   =========
Net interest spread ...........................                                  3.56%                                         4.05%
                                                                                 ====                                          ====
Net interest margin ...........................                                  5.01%                                         4.63%
                                                                                 ====                                          ====

(1) Annualized
(2) Includes SFAS No. 115 fair value adjustment
(3) Includes non-accrual loans

                                                                     (continued)

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

Table B. (continued)
                                                                               Six Months Ended September 30,
                                                    -------------------------------------------------------------------------------
                                                                     1998                                    1997
                                                    ----------------------------------------   ------------------------------------
                                                      Average                   Average        Average                 Average
                                                      Balance      Interest   Yield/Rate (1)   Balance     Interest  Yield/Rate (1)
                                                    ----------------------------------------   ------------------------------------
Earning assets:
Federal Funds sold .............................   $  34,572     $     981       5.66%       $   4,599     $     131      5.68%
Securities purchased under agreements to resell       41,505         1,198       5.76               --            --        --
Securities available for sale (2) ..............     105,422         3,461       6.55           40,072         1,334      6.64
Investment securities ..........................      58,350         1,887       6.45           75,217         2,451      6.50
Federal Home Loan Bank of NY stock .............       3,035           111       7.29            2,812            91      6.45
Loans receivable (3) ...........................     516,177        24,277       9.38          503,643        23,645      9.36
                                                   ----------------------------------        ---------------------------------
     Total earning assets ......................   $ 759,061     $  31,915       8.39%       $ 626,343     $  27,652      8.81%
                                                                 --------------------                      -------------------
Cash and due from banks ........................   $  13,264                                 $  11,050
Allowance for loan losses ......................      (9,431)                                   (6,009)
Other non-earning assets .......................      26,581                                    26,411
                                                   ---------                                 ---------
     Total assets ..............................   $ 789,475                                 $ 657,795
                                                   =========                                 =========
Interest-bearing liabilities:
Savings accounts ...............................   $ 170,332     $   2,866       3.36%       $ 137,093     $   2,373      3.45%
N.O.W. and Money Market accounts ...............      97,093         1,392       2.86           95,734         1,461      3.04
Time deposit accounts ..........................     316,359         9,264       5.84          307,411         8,910      5.78
Mortgagors' escrow balances ....................       6,293            71       2.25            5,942            69      2.32
Short-term borrowings ..........................       1,713            50       5.82            5,957           156      5.22
                                                   ----------------------------------        ---------     -------------------
     Total interest-bearing liabilities ........   $ 591,790     $  13,643       4.60%       $ 552,137     $  12,969      4.68%
                                                                 --------------------                      -------------------

Non-interest bearing deposits ..................   $  44,882                                 $  32,243
Other non-interest bearing liabilities .........       6,204                                     6,228
Stockholders' Equity ...........................     146,599                                    67,187
                                                   ---------                                 ---------

     Total liabilities and stockholders' equity    $ 789,475                                 $ 657,795
                                                   =========                                 =========

Net interest income ............................                $  18,272                                 $  14,683
                                                                =========                                 =========

Net interest spread ............................                                 3.79%                                    4.13%
                                                                                 ====                                     ====
Net interest margin ............................                                 4.80%                                    4.68%
                                                                                 ====                                     ====

(1) Annualized
(2) Includes SFAS No. 115 fair value adjustment
(3) Includes non-accrual loans

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

Table C. Volume and Rate Analysis
                                                                                 1998 vs 1997
                                                       ------------------------------------------------------------------
                                                          Three Months Ended
                                                             September 30,         Increase                 Due To
                                                       ---------------------                       ----------------------
                                                         1998          1997       (Decrease)       Volume            Rate
                                                         ----          ----       ----------       ------            ----
                                                                                 (In thousands)
Interest and dividend income:
-----------------------------
Federal Funds sold ...............................     $   378       $   119       $   259        $   262             (3)
Securities purchased under agreements to resell ..       1,009          --           1,009          1,009           --
Securities available for sale ....................       2,346           590         1,756          1,758             (2)
Investment securities ............................         870         1,161          (291)          (288)            (3)
Federal Home Loan Bank of NY stock ...............          54            47             7              4              3
Loans receivable .................................      12,114        11,921           193            212            (19)
                                                        -------       -------       -------        -------       -------
     Total interest income .......................      16,771        13,838         2,933          2,958            (25)
                                                        -------       -------       -------        -------       -------
Interest expense:
-----------------
Savings accounts .................................       1,163         1,204           (41)            47            (88)
N.O.W. and Money Market accounts .................         658           738           (80)           (32)           (48)
Time deposit accounts ............................       4,602         4,508            94             73             21
Mortgagors' escrow balances ......................          41            40             1              4             (3)
Short-term borrowings ............................          16            28           (12)           (14)             2
                                                        -------       -------       -------        -------       -------

     Total interest expense ......................       6,480         6,518           (38)            79           (117)
                                                        -------       -------       -------        -------       -------
Net interest income ..............................     $10,291       $ 7,320       $ 2,971        $ 2,880        $    91
                                                       =======       =======       =======        =======        =======

     Note: Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

Table C. Volume and Rate Analysis (continued)
                                                                                          1998 vs 1997
                                                            --------------------------------------------------------------
                                                               Six Months Ended
                                                                 September 30,        Increase                Due To
                                                            --------------------                    ----------------------
                                                             1998          1997      (Decrease)     Volume           Rate
                                                                                   (In thousands)
Interest and dividend income:
-----------------------------
Federal Funds sold ...................................      $   981      $   131      $   850       $   851            (1)
Securities purchased under agreements to resell ......        1,198         --          1,198         1,198            --
Securities available for sale ........................        3,461        1,334        2,127         2,146           (19)
Investment securities ................................        1,887        2,451         (564)         (546)          (18)
Federal Home Loan Bank of NY stock ...................          111           91           20             8            12
Loans receivable .....................................       24,277       23,645          632           589            43
                                                            -------      -------      -------       -------            --
     Total interest income ...........................       31,915       27,652        4,263         4,246            17
                                                            -------      -------      -------       -------            --
Interest expense:
-----------------
Savings accounts .....................................        2,866        2,373          493           561           (68)
N.O.W. and Money Market accounts .....................        1,392        1,461          (69)           21           (90)
Time deposit accounts ................................        9,264        8,910          354           261            93
Mortgagors' escrow balances ..........................           71           69            2             4            (2)
Short-term borrowings ................................           50          156         (106)         (122)           16
                                                            -------      -------      -------       -------            --
     Total interest expense ..........................       13,643       12,969          674           725           (51)
                                                            -------      -------      -------       -------            --
Net interest income ..................................      $18,272      $14,683      $ 3,589       $ 3,522       $    67
                                                            =======      =======      =======       =======       =======

Note:Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

Table D. Loan Portfolio Analysis
                                                               September 30,                             March 31,
                                                          -------------------       ----------------------------------------------
                                                                   1998                      1998                     1997
                                                          -------------------       ------------------       ---------------------
                                                           Amount          %         Amount        %          Amount            %
                                                          ---------     -----       ---------    -----       ---------       -----
                                                                                       (In thousands)
Loans secured by real estate:
            Residential                                   $ 278,791      53.0%      $ 269,435     53.2%      $ 274,092       55.6%
            Commercial                                       81,086      15.4          76,570     15.1          67,697       13.7
            Construction                                      4,685       0.9           4,621      0.9           2,725        0.6
                                                          ---------     -----       ---------    -----       ---------      -----
                 Total loans secured by real estate       $ 364,562      69.3%      $ 350,626     69.2%      $ 344,514       69.9%
                                                          ---------     -----       ---------    -----       ---------      -----
Other loans:
            Manufactured housing                           $ 95,913      18.2%       $ 97,426     19.2%       $ 92,651       18.8%
            Commercial                                       32,325       6.2          18,484      3.7          19,713        4.0
            Financed insurance premiums                      20,054       3.8          27,976      5.5          23,535        4.8
            Consumer                                         12,279       2.3          11,857      2.3          11,577        2.3
                                                          ---------     -----       ---------    -----       ---------      -----
                 Total other loans                        $ 160,571      30.5%      $ 155,743     30.7%      $ 147,476       29.9%
                                                          ---------     -----       ---------    -----       ---------      -----
Net deferred loan origination costs and unearned
            discount                                          1,091       0.2             609      0.1           1,029        0.2
                                                          ---------     -----       ---------    -----       ---------      -----
            Total loans receivable                        $ 526,224     100.0%      $ 506,978    100.0%      $ 493,019      100.0%
                                                                        =====                    =====                      =====
Allowance for loan losses                                   (11,560)                   (8,227)                  (5,872)
                                                          ---------                 ---------                ---------
                 Net loans receivable                     $ 514,664                 $ 498,751                $ 487,147
                                                          =========                 =========                =========

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

Table E. Non-Performing Assets
                                                    September 30,                      March 31,
                                                                            -----------------------------
                                                        1998                  1998                  1997
                                                      -------               -------               -------
Non-accruing Loans:
     Residential real estate ......................   $ 3,727               $ 4,512               $ 4,553
     Commercial real estate .......................     4,081                 5,253                 3,239
     Commercial loans .............................      --                    --                   2,318
     Manufactured housing .........................     3,030                 3,060                 2,260
     Financed insurance premiums ..................     3,251                 2,768                 2,867
     Consumer .....................................        54                   114                    45
                                                      -------               -------               -------
Total .............................................   $14,143               $15,707               $15,282
                                                      -------               -------               -------
Accruing loans past due 90-days or more:
     Residential real estate ......................      --                    --                 $   570
     Commercial real estate .......................      --                    --                   3,874
     Commercial loans .............................      --                    --                     244
     Manufactured housing .........................      --                      16                  --
     Financed insurance premiums ..................      --                    --                    --
     Consumer .....................................      --                    --                      23
                                                      -------               -------               -------
Total .............................................      --                 $    16               $ 4,711
                                                      -------               -------               -------

Total non-performing loans: .......................   $14,143               $15,723               $19,993
                                                      =======               =======               =======
Foreclosed Assets:
     Residential real estate ......................   $   258               $   145               $    48
     Commercial real estate .......................       411                   299                 2,860
     Repossessed property .........................     1,085                 1,088                   539
                                                      -------               -------               -------
Total .............................................   $ 1,754               $ 1,532               $ 3,447
                                                      =======               =======               =======

Total non-performing assets .......................   $15,897               $17,255               $23,440
                                                      =======               =======               =======
Allowance for Loan Losses .........................   $11,560               $ 8,227               $ 5,872
                                                      =======               =======               =======
Coverage of non-performing loans ..................     81.74%                52.32%                29.37%
Non-performing assets as a percentage of
   total assets ...................................      1.91%                 2.57%                 3.60%
Non-performing loans as a percentage of
     total loans ..................................      2.69%                 3.10%                 4.06%

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

Table F. Loan Loss Experience
                                                    Three Months Ended              Six Months Ended
                                                       September 30,                  September 30,
                                               -------------------------       -------------------------
                                                                        (In thousands)
                                                  1998            1997             1998             1997
                                               ---------       ---------       ---------       ---------
Total loans outstanding (end of period) ..     $ 526,224       $ 515,069       $ 526,224       $ 515,069
                                               =========       =========       =========       =========
Average total loans outstanding
        (period to date) .................     $ 521,384       $ 509,726       $ 516,177       $ 503,618
                                               =========       =========       =========       =========
Allowance for loan loss at
        beginning of period ..............     $   9,647       $   7,862       $   8,227       $   5,872
Loan charge-offs:
        Residential real estate ..........          --               (50)            (84)            (66)
        Commercial real estate ...........           (29)            (15)            (56)            (46)
        Commercial loans .................           (33)            (56)            (58)            (56)
        Manufactured housing .............          (168)            (74)           (554)           (147)
        Consumer .........................           (27)            (13)            (83)            (25)
        Financed insurance premiums ......          (315)           (512)           (736)           (886)
                                               ---------       ---------       ---------       ---------
                     Total charge-offs ...          (572)           (720)         (1,571)         (1,226)
                                               ---------       ---------       ---------       ---------
Loan recoveries:
        Residential real estate ..........           303            --               330            --
        Commercial real estate ...........          --              --              --                17
        Commercial loans .................            11               1              15               2
        Manufactured housing .............            29              16              40              32
        Consumer .........................             7               8              13              19
        Financed insurance premiums ......           191              78             346             169
                                               ---------       ---------       ---------       ---------
                    Total recoveries .....           541             103             744             239
                                               ---------       ---------       ---------       ---------
Loan charge-offs, net of recoveries ......           (31)           (617)           (827)           (987)
Provision charged to operations ..........         1,944           2,045           4,160           4,405
Allowance for loan losses
        at end of period .................     $  11,560       $   9,290       $  11,560       $   9,290
                                               =========       =========       =========       =========
Ratio of net charge-offs during
        the period to average loans
        outstanding during the period ....          0.02%           0.48%           0.32%           0.39%
                                               =========       =========       =========       =========
Provision as a percentage
        of average loans .................          1.48%           1.59%           1.61%           1.74%
                                               =========       =========       =========       =========
Allowance as a percentage of
        total loans (end of period) ......          2.20%           1.80%           2.20%           1.80%
                                               =========       =========       =========       =========

                           Hudson River Bancorp, Inc.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------------------------------------------------------
                  MARKET RISK
                  -----------

         Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities

         Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

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

         In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margins. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to changes in interest rates and to fluctuations in the difference between long- and short-term interest rates.

         Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive, or its earning assets mature or reprice more quickly than its interest-bearing liabilities. As a result, falling interest rates could result in a decrease in net income. There has been no significant change in the Company's interest rate risk profile since March 31, 1998. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities. The Company's recent purchases of securities, retention of certain fixed rate residential loan products, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. In the current low rate environment, longer-term certificates are welcomed although not particularly popular with our customer base. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset mix.

                           HUDSON RIVER BANCORP, INC.
                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                           None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  (a)      None
                  (b)      None
                  (c)      None
                  (d)      None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                           None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None

ITEM 5:  OTHER INFORMATION
                           None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  The following exhibit is included herein:

                            (27) Financial Data Schedule (included in electronic format only)

                  (b) Reports on Form 8-K
                            No reports on Form 8-K have been filed during the quarter ended September 30, 1998

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HUDSON RIVER BANCORP, INC.






          11/13/98                       /s/Carl A. Florio
          --------                       -----------------
          Date                           Carl A. Florio, Director, President and
                                         Chief Executive Officer (Principal
                                         Executive and Operating Officer)




          11/13/98                       /s/Timothy E. Blow
          --------                       ------------------
          Date                           Timothy E. Blow, Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)