Form 10-Q
period 1998-12-31
HUDSON RIVER BANCORP INC
filed 1999-02-09
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

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

                      [X] YES     [ ] NO

         As of February 2, 1999, there were issued and outstanding 17,567,750 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX



PART I.  FINANCIAL INFORMATION

                  ITEM 1.  Financial Statements (unaudited)

                                    Consolidated  Balance Sheets at December 31,
                                    1998 and March 31, 1998

                                    Consolidated Income Statements for the three
                                    and nine months ended  December 31, 1998 and
                                    1997

                                    Consolidated  Statements  of Cash  Flows for
                                    the nine months ended  December 31, 1998 and
                                    1997

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

                  ITEM 3.  Defaults Upon Senior Securities

                  ITEM 4.  Submission of Matters to a Vote of Security Holders

                  ITEM 5.  Other Information

                  ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

                                         Hudson River Bancorp, Inc.
                                         Consolidated Balance Sheets
Item 1. Financial Statements                     (unaudited)
                                                                                  December 31,    March 31,
Assets                                                                                1998          1998
------                                                                             ---------      ---------
                                                                   (In thousands, except share and per share data)
Cash and due from banks                                                            $  12,480      $  12,423
Federal funds sold                                                                     3,000         21,850
Securities purchased under agreements to resell                                       23,563           --
                                                                                   ---------      ---------
      Cash and cash equivalents                                                       39,043         34,273
                                                                                   ---------      ---------

Loans held for sale                                                                     --            1,286
Securities available for sale                                                        197,667         42,471
Investment securities                                                                 34,363         65,194
Federal Home Loan Bank of New York stock                                               3,035          3,035

Loans receivable                                                                     539,948        506,978
     Less: Allowance for loan losses                                                 (12,697)        (8,227)
                                                                                   ---------      ---------
           Net loans receivable                                                      527,251        498,751
                                                                                   ---------      ---------

Accrued interest receivable                                                            5,738          4,402
Premises and equipment, net                                                           16,319         15,331
Other real estate owned and repossessed property                                       2,295          1,532
Other assets                                                                           8,000          4,939
                                                                                   ---------      ---------
           Total assets                                                            $ 833,711      $ 671,214
                                                                                   =========      =========
Liabilities and Stockholders' Equity
------------------------------------

Liabilities:
     Deposits:
          Savings                                                                    141,104        142,569
          N.O.W. and money market                                                     99,029         93,400
          Time deposits                                                              311,509        319,299
          Non-interest bearing deposits                                               44,024         33,046
                                                                                   ---------      ---------
           Total deposits                                                            595,666        588,314
                                                                                   ---------      ---------

     Short-term borrowings                                                              --            2,000
     Mortgagors' escrow balances                                                       5,009          3,723
     Other liabilities                                                                 5,685          8,873
                                                                                   ---------      ---------
           Total liabilities                                                         606,360        602,910
                                                                                   ---------      ---------

                                         Hudson River Bancorp, Inc.
                                         Consolidated Balance Sheets
                                                (unaudited)
Item 1. Financial Statements (continued)
                                                                                  December 31,    March 31,
                                                                                      1998          1998
                                                                                   ---------      ---------
                                                                   (In thousands, except share and per share data)
Stockholders' Equity:
     Preferred Stock, $.01 par value.  Authorized 5,000,000 shares                      --             --
     Common Stock, $.01 par value.  Authorized 40,000,000 shares;                        179           --
           17,853,750 shares issued at December 31, 1998
     Additional Paid in Capital                                                      174,988           --
     Common stock acquired by Employee Stock Ownership Plan (1,428,300 shares)       (18,428)          --
     Retained Earnings, substantially restricted                                      70,252         68,308
     Net unrealized gain (loss) on securities available for
           sale, net of tax                                                              360             (4)
                                                                                   ---------      ---------
           Total stockholders' equity                                                227,351         68,304
                                                                                   ---------      ---------

           Total liabilities and stockholders' equity                              $ 833,711      $ 671,214
                                                                                   =========      =========

See accompanying notes to unaudited consolidated interim financial statements.

                                         Hudson River Bancorp, Inc.
                                       Consolidated Income Statements
                                                 (unaudited)


                                                             For the Three              For the Nine
                                                      Months Ended December 31,   Months Ended December 31,
                                                      -------------------------   -------------------------
                                                           1998        1997             1998       1997
                                                         -------     -------          -------     -------
                                                              (In thousands, except per share data)
Interest and dividend income:
     Interest and fees on loans                          $11,913     $11,939          $36,190     $35,584
     Securities available for sale                         3,060         626            6,521       1,960
     Investment securities                                   675       1,114            2,562       3,565
     Federal funds sold                                       47          71            1,028         202
     Securities purchased under agreements to resell         373        --              1,571        --
     Federal Home Loan Bank of New
         York stock                                           53          51              164         142
                                                         -------     -------          -------     -------
           Total interest and dividend income             16,121      13,801           48,036      41,453
                                                         -------     -------          -------     -------
Interest expense:
     Deposits                                              6,338       6,551           19,931      19,364
     Short-term borrowings                                     1          20               51         176
                                                         -------     -------          -------     -------
           Total interest expense                          6,339       6,571           19,982      19,540
                                                         -------     -------          -------     -------

           Net interest income                             9,782       7,230           28,054      21,913

Provision for loan losses                                  1,681       2,003            5,841       6,408
                                                         -------     -------          -------     -------
           Net interest income after
               provision for loan losses                   8,101       5,227           22,213      15,505
                                                         -------     -------          -------     -------
Other operating income:
     Service charges on deposit accounts                     325         263              981         840
     Loan servicing income                                    46          61              139         353
     Net securities transactions                               1        --                 33          12
     Net gain on sale of loans                              --            25               65          39
     Other income                                            211         117              664         646
                                                         -------     -------          -------     -------
           Total other operating income                      583         466            1,882       1,890
                                                         -------     -------          -------     -------

                                         Hudson River Bancorp, Inc.
                                       Consolidated Income Statements
                                                 (unaudited)
                                                 (continued)


                                                             For the Three              For the Nine
                                                      Months Ended December 31,   Months Ended December 31,
                                                      -------------------------   -------------------------
                                                           1998        1997             1998       1997
                                                         -------     -------          -------     -------
                                                              (In thousands, except per share data)
Other operating expenses:
     Compensation and benefits                             2,883       2,437            8,073       6,985
     Occupancy                                               340         332            1,107         993
     Equipment                                               388         378            1,136       1,232
     Other real estate owned and
          repossessed property expenses                      199          41              497         274
     Legal and other professional fees                       157         502              491         843
     Postage and item transportation                         167         170              544         557
     Charitable foundation contribution                     --          --              5,200        --
     Other expenses                                        1,572       1,114            3,964       3,304
                                                         -------     -------          -------     -------
           Total other operating
                 expenses                                  5,706       4,974           21,012      14,188
                                                         -------     -------          -------     -------

Income before income tax expense                           2,978         719            3,083       3,207
Income tax expense                                         1,098         302            1,139       1,321
                                                         -------     -------          -------     -------
           Net income                                    $ 1,880     $   417          $ 1,944     $ 1,886
                                                         =======     =======          =======     =======

Basic earnings per share                                 $  0.11         N/A          $  0.06         N/A
                                                         =======     =======          =======     =======

See accompanying notes to unaudited consolidated interim financial statements.

                                            Hudson River Bancorp, Inc.
                                       Consolidated Statements of Cash Flows
                                                    (unaudited)
                                                                                               For The Nine
                                                                                        Months Ended December 31,
                                                                                        -------------------------
                                                                                           1998           1997
                                                                                        ---------      ---------
Increase (decrease) in cash and cash equivalents:
   Cash flows from operating activities:
     Net income                                                                         $   1,944      $   1,886
     Adjustments to reconcile net income to net cash
       provided by operating activities:
             Depreciation                                                                   1,051          1,021
             Provision for loan losses                                                      5,841          6,408
             Charitable foundation contribution                                             5,200           --
             Net securities transactions                                                      (33)           (12)
             Net gain on sale of loans held for sale                                          (65)           (39)
             Net loans originated for sale                                                 (7,730)        (2,342)
             Proceeds from sale of loans held for sale                                      9,081          2,465
             Net gain on sale of premises and equipment                                       (71)          --
             Adjustments of other real estate owned and
                     repossessed property to fair value                                       178            217
             Net gain on sale of other real estate owned
                     and repossessed property                                                (388)          (441)
             Increase in accrued interest receivable                                       (1,336)           (66)
             Increase in other assets                                                      (3,296)        (2,807)
             (Decrease) increase in other liabilities                                      (3,188)           350
                                                                                        ---------      ---------
                     Total adjustments                                                      5,244          4,754
                                                                                        ---------      ---------
                     Net cash provided by operating activities                              7,188          6,640
                                                                                        ---------      ---------

   Cash flows from investing activities:
     Proceeds from maturities, calls, and paydowns of securities available for sale        29,975         17,995
     Purchases of securities available for sale                                          (184,539)       (15,010)
     Proceeds from maturities, calls and paydowns
             of investment securities                                                      30,831         13,805
     Purchase of investment securities                                                       --           (5,981)
     Net loans made to customers                                                          (38,564)       (27,506)
     Proceeds from sales of and payments received on
             other real estate owned and repossessed property                               3,670          5,715
     Proceeds from sale of premises and equipment                                             471           --
     Purchases of premises and equipment                                                   (2,439)        (1,896)
                                                                                        ---------      ---------
                     Net cash used in investing activities                               (160,595)       (12,878)
                                                                                        ---------      ---------

                                            Hudson River Bancorp, Inc.
                                       Consolidated Statements of Cash Flows
                                                    (unaudited)
                                                   (continued)
                                                                                               For The Nine
                                                                                        Months Ended December 31,
                                                                                        -------------------------
                                                                                           1998           1997
                                                                                        ---------      ---------
   Cash flows from financing activities:
     Net increase in deposits                                                               7,352         21,632
     Net increase  in mortgagors' escrow balances                                           1,286          1,189
     Net decrease in short-term borrowings                                                 (2,000)       (10,585)
     Repayment of UDAG Payable                                                               --             (835)
     Net proceeds from stock offering                                                     169,967           --
     Acquisition of common stock by  ESOP                                                 (18,428)          --
                                                                                        ---------      ---------
                     Net cash provided by financing activities                            158,177         11,401
                                                                                        ---------      ---------

Net increase in cash and cash equivalents                                                   4,770          5,163

Cash and cash equivalents at beginning of period                                           34,273         10,457
                                                                                        ---------      ---------

Cash and cash equivalents at end of period                                              $  39,043      $  15,620
                                                                                        =========      =========
Supplemental cash flow information:
     Interest paid                                                                      $  19,982      $  19,538
                                                                                        =========      =========
     Taxes paid                                                                         $     563      $   4,012
                                                                                        =========      =========
Supplemental disclosures of non-cash investing and financing activities:
     Loans transferred to other real estate owned and repossessed property              $   4,223      $   3,103
                                                                                        =========      =========
     Adjustment of securities available for sale to fair value,
             net of tax                                                                 $     364      $     380
                                                                                        =========      =========

See accompanying notes to unaudited consolidated interim financial statements

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1998. Operating results for the three month and nine month periods ended December 31, 1998 are not necessarily indicative of the results that may be expected for the full year.

         2. Hudson River Bancorp, Inc. ("the Company") was formed in March 1998 as part of the conversion of Hudson River Bank & Trust Company, formerly The Hudson City Savings Institution ("the Bank"), from a New York State chartered mutual savings bank to a New York State chartered stock savings bank (the "Conversion"). The Conversion was completed on July 1, 1998. Concurrently with the Conversion, the Company completed its initial public offering with the issuance of 17,333,738 shares of common stock, receiving $173.3 million in gross proceeds. An additional 520,012 shares were contributed to the Hudson River Bank & Trust Company Foundation, resulting in a non-recurring charge of $5.2 million which was reflected in the financial results for the nine month period ended December 31, 1998. Subsequent to the initial public offering, 1,428,300 shares of common stock were purchased for the benefit of the Bank's Employee Stock Ownership Plan (ESOP). Fifty percent of the net proceeds from the offering were utilized to acquire all of the outstanding common stock of the Bank. The remaining proceeds were utilized by the Company for general corporate purposes, including investments. The financial information presented herein prior to July 1, 1998 reflects the historical activity of the Bank. Earnings per share information for periods prior to the initial public offering on July 1, 1998 is not applicable.

         3. On April 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income for the three month periods ended December 31, 1998 and 1997 was $1.4 million and $432 thousand, respectively. Comprehensive income for each of the nine month periods ended December 31, 1998 and 1997 was $2.3 million.

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

         The following sets forth certain information regarding the calculation of basic earnings per share for the three and nine month periods ended December 31, 1998. Earnings of the Company prior to its initial public offering are not included in the calculation of earnings per share. Earnings per share information for periods ending prior to the Company's initial public offering is not applicable. Diluted earnings per share calculations are not applicable as the Company does not have any securities or other contracts that would effect the calculation of earnings per share.

         Restricted stock awarded under the Company's Recognition and Retention Plan and stock option granted under the Company's Stock Option and Incentive Plan could have a dilutive effect on the Company's earnings per share in future periods. These plans were adopted by the Company's stockholders on January 5, 1999.

                   For the Three Months Ended                       For the Nine Months Ended
                         December 31, 1998                               December 31, 1998
                           -----------------                             -----------------

                                 (In thousands, except for share and per share data)

                              Weighted           Per                          Weighted            Per
                  Net          Average          Share           Net            Average           Share
                Income          Shares          Amount         Income           Shares           Amount
                ------          ------          ------         ------           ------           ------
Basic EPS       $1,880       16,425,450          $.11           $958          16,442,094          $.06
                ======       ==========          ====           ====          ==========          ====

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

         The Company's primary market area, with 12 full-service branches, consists of Columbia, Rensselaer, Albany, Schenectady, and Dutchess counties. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds primarily in residential mortgage loans, and to a lesser extent, in manufactured housing and consumer loans, commercial and commercial real estate loans, and government and corporate debt securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its assets, primarily loans and investments, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income is also affected by other operating income, such as loan servicing income and fees on deposit related services; other operating expenses, such as compensation and occupancy expenses; provisions for loan losses; and Federal and state income taxes.

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

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

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

OPERATING RESULTS
-----------------

Comparison of three months ended December 31, 1998 and 1997

         The Company realized net income for the three months ended December 31, 1998 amounting to $1.9 million, up $1.5 million from the $417 thousand earned during the three months ended December 31, 1997. The increase was primarily a result of higher net interest income (up $2.6 million) and a lower provision for

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

loan losses (down $322 thousand), partially offset by higher other operating expenses (up $732 thousand) and higher income tax expense (up $796 thousand). The Company earned $.11 per share for the three months ended December 31, 1998 and its return on average assets was .90%, up from .25% for the comparable period a year earlier. The Company's return on average equity was 3.29% for the three months ended December 31, 1998, up from 2.41% for the three months ended December 31, 1997. See Table A, "Financial Highlights".

         NET INTEREST INCOME. Net interest income for the three months ended December 31, 1998 was $9.8 million, up from the $7.2 million for the three months ended December 31, 1997. The increase was primarily the result of the increase in average earning assets from $631.1 million for the three months ended December 31, 1997 to $796.2 million for the same period in 1998. Average interest-bearing liabilities increased only slightly during this same period, up $1.3 million to $552.8 million from $551.5 million for the three months ended December 31, 1997. Most of the increase in earning assets is attributed to the proceeds received by the Company as part of its initial public offering. The impact of these volume increases resulted in an increase in net interest income of $2.6 million. The average yield on earning assets decreased from 8.68% to 8.03%, while the average rate paid on interest-bearing liabilities also declined from 4.73% to 4.55%. The impact of these lower interest rates resulted in a modest decrease in net interest income of $61 thousand. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended December 31, 1998 was 4.87%, up from 4.55% for the three months ended December 31, 1997. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

         INTEREST AND DIVIDEND INCOME. Interest and dividend income for the three months ended December 31, 1998 was $16.1 million, up from $13.8 million for the comparable period in 1997. The largest component of interest and dividend income is interest on loans. Interest on loans remained flat at $11.9 million for both the three months ended December 31, 1998 and 1997, a result of an increase of $163 thousand in interest paid on loans due to volume increases offset by a decrease of $189 thousand in interest paid on loans due to lower rates. The average balance of loans increased $7.1 million, while the yield on loans decreased from 9.16% to 9.02%. The interest on securities available for sale increased $2.4 million from $626 thousand for the three months ended December 31, 1997 to $3.1 million for the three months ended December 31, 1998. This increase in interest on securities available for sale is the result of an increase of $155.2 million in the average balance of securities available for sale (from $38.2 million for the three months ended December 31, 1997 to $193.3 million for the three months ended December 31, 1998), while the yield on this portfolio declined from 6.51% to 6.28%. A decrease in interest earned on investment securities, from $1.1 million in 1997 to $675 thousand in 1998 was substantially due to reductions in volume. The average balance of investment securities decreased from $68.2 million for the three months ended December 31, 1997 to $43.3 million for the three months ended December 31, 1998, resulting in a $390 thousand decrease in interest income from reduced volume. The change in rates on investment securities resulted in an additional reduction in interest income of $49 thousand. Management expects the average balance of investment securities to continue to decrease as new purchases of securities are generally classified as securities available for sale. Interest income on federal funds

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

sold and securities purchased under agreements to resell increased $349 thousand from $71 thousand earned in 1997 to $420 thousand in 1998. This increase is due to higher average balances, a combined $32.4 million for the three months ended December 31, 1998, up from $4.9 million for the three months ended December 31, 1997. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

         INTEREST EXPENSE. Interest expense decreased from $6.6 million during the three months ended December 31, 1997 to $6.3 million for the comparable period in 1998. Substantially all of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the three months ended December 31, 1998 was $4.5 million, down slightly from $4.6 million in 1997. This decrease is attributed to a decrease in the average balance of time deposits, from $316.7 million in 1997 to $313.9 million in 1998. The remainder of the decrease is the result of a decrease in the rates paid on time deposits from 5.77% in 1997 to 5.73% in 1998. Interest expense paid on savings accounts declined from $1.2 million for the three months ended December 31, 1997 to $1.1 million for the same period in 1998. The decrease in interest expense on savings accounts is almost entirely attributed to a decrease in the average rates paid on these accounts from 3.47% in 1997 to 3.12% in 1998. Fluctuations in interest expense on other categories of interest-bearing liabilities were not significant. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

         PROVISION FOR LOAN LOSSES. The provision for loan losses decreased slightly from $2.0 million for the three months ended December 31, 1997 to $1.7 million for the three months ended December 31, 1998. The decrease in the provision for loan losses is related to the reduction in non-performing loans and net charge-offs experienced in the quarter ended December 31, 1998, in comparison to the comparable quarter of the prior year. While there has been some improvement in non-performing loan and net charge-off numbers, the level of the Company's non-performing loans and delinquencies continue to require the current level of provision for loan losses. In addition, the Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans and financed insurance premiums, relative to loans secured by real estate. Net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and non-performing loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. Although the Company anticipates that the provision for loan losses will continue at current levels through at least the remainder of fiscal 1999, there can be no assurance that loan losses will not exceed estimated amounts or that the provision for loan losses will not increase in future periods. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

         OTHER OPERATING INCOME. Total other operating income increased $117 thousand for the three months ended December 31, 1998 as compared to the same period in 1997. Other operating income is composed primarily of service charges on deposit accounts and loan servicing income. Income from service charges on deposits accounts increased from $263 thousand for the three months ended December 31, 1997 to $325 thousand for the three months ended December 31, 1998.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

This increase is attributed to the overall increase in the Company's deposit accounts and fees on these accounts during this time period. Loan servicing income decreased slightly from $61 thousand in the three months ended December 31, 1997 to $46 thousand in the three months ended December 31, 1998 resulting from a reduction in the Company's loan servicing portfolio. Other income was $211 thousand for the three months ended December 31, 1998, up from $117 thousand for the same period in 1997. The majority of this increase is related to income recognized from the Company's November 1998 equity investment in Homestead Funding Corp., the largest residential mortgage originator in the Capital District area.

         OTHER OPERATING EXPENSES. Total other operating expenses increased $732 thousand to $5.7 million for the three months ended December 31, 1998, up from $5.0 million for the comparable period in 1997. Increases in compensation and benefits (up $446 thousand), other real estate and repossessed property expenses (up $158 thousand), and other expenses (up $458 thousand), offset by a decrease in legal and other professional fees (down $345 thousand), were the primary contributors to the overall increase.

         The increase in compensation and benefits is the result of the growth of our commercial services department and the costs of the Employee Stock Ownership Plan, established in connection with the Bank's Conversion.

         The increase in other real estate owned and repossessed property (OREO) expense is directly attributed to an increase in the level of repossessed property in 1998. In addition, a large gain recognized by the Company during the three months ended December 31, 1997 related to the sale of an OREO property reduced the overall expense in 1997 and contributed to the increase in 1998 expenses as compared to 1997.

         The increase in other expenses is the result of general increases associated with being a public company. These costs include Delaware franchise tax fees, printing costs associated with public financial reporting, and costs of the Company's Special Meeting of Stockholders' and related proxy expenses. In addition, advertising and marketing expenses have generally been higher, particularly in relation to our premium finance subsidiary.

         The decrease in legal and other professional fees is the result of external costs associated with the Company's consideration and evaluation of strategic options during 1997. In addition, the Company experienced higher consulting expenses during the three months ended December 31, 1997 as compared to the same period in 1998. These expenses related to consulting firms engaged by the Company to assist management in addressing certain strategic and organizational issues as well as operational issues of the Company.

         The remaining categories of other expenses and other operating expenses did not experience significant fluctuations. In January 1999, the Company's stockholders approved a Recognition and Retention Plan under which awards of stock were made to directors and certain officers. These stock awards will result in increased compensation expense for periods ending after December 31, 1998. Management estimates that the impact of this plan will increase the Company's compensation and benefits expense in future periods by approximately $880 thousand annually, or $220 thousand per quarter.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         INCOME TAX EXPENSE. Income tax expense increased from $302 thousand for the three months ended December 31, 1997 to $1.1 million for the comparable period in 1998. The increase is primarily the result of higher income before income tax expense offset by an increase in tax exempt income realized by the Company.

Comparison of nine months ended December 31, 1998 and 1997

         Net income for the nine months ended December 31, 1998 was $1.9 million, up $58 thousand from the nine months ended December 31, 1997. Net income for the nine months ended December 31, 1998 was significantly impacted by the non-recurring charge of $5.2 million ($3.1 million after-tax) taken in connection with the Company's contribution of stock to the Bank's charitable foundation. Income for the nine months ended December 31, 1998 before the non-recurring charge was $5.1 million, up $3.2 million from the same period a year ago. This increase was primarily a result of higher net interest income (up $6.1 million) and a lower provision for loan losses (down $567 thousand), partially offset by higher other operating expenses (up $1.6 million) and higher income tax expense before the tax benefit associated with the non-recurring charge. The Company's return on average assets before the effect of the non-recurring charge was .84% for the nine months ended December 31, 1998, up from .38% for the comparable period a year earlier. The Company's return on average equity before the effect of the non-recurring charge was 3.89% for the nine months ended December 31, 1998, up from 3.71% for the nine months ended December 31, 1997. See Table A, "Financial Highlights".

         NET INTEREST INCOME. Net interest income for the nine months ended December 31, 1998 was $28.1 million, up from the $21.9 million for the nine months ended December 31, 1997. The increase was primarily the result of the increase in average earning assets from $629.1 million for the nine months ended December 31, 1997 to $771.5 million for the same period in 1998. Interest-bearing liabilities also increased during this same period, up $26.7 million from $551.9 million for the nine months ended December 31, 1997. Most of the increase in earning assets and interest-bearing liabilities is attributed to the Bank's Conversion. The impact of these volume increases resulted in an increase in net interest income of $6.1 million. The yield on average earning assets decreased from 8.75% to 8.26%, while the rate paid on interest-bearing liabilities also decreased from 4.70% to 4.58%. The impact of these lower interest rates actually resulted in an increase in net interest income of $81 thousand, primarily due to the large increase in earning assets with no associated increase in funding or funding costs. Because of this, the Company's net interest margin for the nine months ended December 31, 1998 was 4.83%, up from 4.62% for the nine months ended December 31, 1997. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

         INTEREST AND DIVIDEND INCOME. Interest and dividend income for the nine months ended December 31, 1998 was $48.0 million, up from $41.5 million for the comparable period in 1997. The largest component of interest and dividend income is interest on loans. Interest on loans increased from $35.6 million for the nine months ended December 31, 1997 to $36.2 million for the nine months ended December 31, 1998. This increase of $606 thousand is almost entirely the result of volume increases. The average balance of loans increased $9.2 million, while the average yield on loans remained almost flat. The interest on securities available for sale increased $4.6 million from $2.0 million for the nine months

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

ended December 31, 1997 to $6.5 million for the nine months ended December 31, 1998. This increase in interest on securities available for sale is the result of an increase in the average balance of securities available for sale (from $39.7 million for the nine months ended December 31, 1997 to $134.6 million for the nine months ended December 31, 1998), offset by a decrease in the average yield on this portfolio (from 6.55% in 1997 to 6.43% in 1998). A decrease in interest earned on investment securities, from $3.6 million in 1997 to $2.6 million in 1998, was primarily due to reductions in volume. The average balance of investment securities decreased from $72.2 million for the nine months ended December 31, 1997 to $53.5 million for the nine months ended December 31, 1998, resulting in a $897 thousand decrease in interest income due to volume. The change in the average yield on investment securities from 6.55% in 1997 to 6.35% in 1998 resulted in a $106 thousand decline in interest income due to rates. Management expects the average balance of investment securities to continue to decrease as new purchases of securities are generally classified as securities available for sale. Interest income on federal funds sold and securities purchased under agreements to resell increased $2.4 million from the $202 thousand earned in 1997 to $2.6 million in 1998. This increase is due to higher average balances, a combined $61.5 million for the nine months ended December 31, 1998, up from $4.7 million for the nine months ended December 31, 1997. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

         INTEREST EXPENSE. Interest expense increased during the nine months ended December 31, 1998 to $20.0 million, up from $19.5 million for the comparable period in 1997. Substantially all of the Company's interest expense is from the Company's interest-bearing deposits. The largest category of interest-bearing deposits is time deposits. Interest on time deposits for the nine months ended December 31, 1998 was $13.8 million, up from $13.5 million in 1997. Most of this increase is the result of an increase in the average balance of time deposits, from $310.5 million in 1997 to $315.4 million in 1998. The remainder of the increase is the result of an increase in the average rates paid on time deposits from 5.78% in 1997 to 5.80% in 1998. Interest expense paid on savings accounts increased $382 thousand, from $3.6 million for the nine months ended December 31, 1997 to $4.0 million for the nine months ended December 31, 1998. This increase is almost entirely attributed to an increase in the average balance of savings accounts (up $22.2 million) resulting from proceeds received for subscriptions in the Company's initial public offering. Interest expense paid on NOW/Money Market accounts was relatively flat, decreasing only $102 thousand from 1997 to 1998. Interest expense paid on borrowings decreased from $176 thousand in 1997 to $51 thousand in 1998 as a result of lower average balances. Fluctuations in interest expense on other categories of interest-bearing liabilities were not significant. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         PROVISION FOR LOAN LOSSES. The provision for loan losses decreased from $6.4 million in the nine months ended December 31, 1997 to $5.8 million in the nine months ended December 31, 1998. The decrease in the provision for loan losses is related to the reduction in non-performing loans and net charge-offs experienced in the nine months ended December 31, 1998, in comparison to the comparable nine months of the prior year. While there has been some improvement in non-performing loan and net charge-off numbers, the level of the Company's non-performing loans and delinquencies continue to require the current level of provision for loan losses. In addition, the Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans and financed insurance premiums, relative to loans secured by real estate. Net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and non-performing loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. Although the Company anticipates that the provision for loan losses will continue at current levels through at least the remainder of fiscal 1999, there can be no assurance that loan losses will not exceed estimated amounts or that the provision for loan losses will not increase in future periods. See Table E, "Non-Performing Assets" antd Table F, "Loan Loss Experience".

         OTHER OPERATING INCOME. Total other operating income remained flat at $1.9 million for both the nine months ended December 31, 1998 and 1997. Other operating income is composed primarily of service charges on deposit accounts and loan servicing income. Income from service charges on deposits accounts increased from $840 thousand for the nine months ended December 31, 1997 to $981 thousand for the nine months ended December 31, 1998. This increase is attributed to the overall increase in the Company's deposit accounts and fees on these accounts during this time period. Loan servicing income decreased $214 thousand from $353 thousand in the nine months ended December 31, 1997 to $139 thousand in the nine months ended December 31, 1998. This decrease relates to the decrease in the Company's loan servicing portfolio, particularly at the Bank's premium finance subsidiary. Other income was $664 thousand for the nine months ended December 31, 1998, up slightly from $646 thousand for the same period in 1997. This increase is primarily due to the income recognized during 1998 from the Company's November 1998 equity investment in Homestead Funding Corp., the largest residential mortgage originator in the Capital District area.

         OTHER OPERATING EXPENSES. Total other operating expenses increased $6.8 million to $21.0 million for the nine months ended December 31, 1998, up from $14.2 million for the comparable period in 1997. As discussed previously, the most significant increase was the $5.2 million non-recurring charge associated with the Company's stock contribution to the Bank's charitable foundation. Increases in compensation and benefits (up $1.1 million), occupancy (up $114 thousand), other real estate owned and repossessed property expenses (up $223 thousand) and other expenses (up $660 thousand), offset by a decrease in equipment (down $96 thousand) and legal and other professional fees (down $352 thousand) were the primary contributors to the overall increase.

         The increase in compensation and benefits is the result of the growth of our commercial services department and the costs of the Employee Stock Ownership Plan, established in connection with the Conversion, as well as general merit increases to the Company's employees during the nine months ended December 31, 1998.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         The increase in occupancy expenses is due to higher depreciation expense associated with the new addition to the Company's main office building to accommodate current and future growth and increased maintenance expenses associated with our branch network, including new signage resulting from the Bank's name change.

         The increase in other real estate owned and repossessed property (OREO) expense is directly attributed to an increase in the level of repossessed property in 1998. In addition, a large gain recognized by the Company during the nine months ended December 31, 1997 related to the sale of an OREO property reduced the overall expense in 1997 and contributed to the increase in 1998 expenses as compared to 1997.

         The increase in other expenses is the result of general increases associated with being a public company. These costs include Delaware franchise tax fees, printing costs associated with public financial reporting, and costs of the Company's Special Meeting of Stockholders' and related proxy expenses. In addition, advertising and marketing expenses have generally been higher, particularly in relation to the Bank's premium finance subsidiary.

         The decrease in equipment expense is attributed to lower insurance costs resulting from the movement of our Warren Street, Hudson branch to our main office building and reduced data processing and maintenance costs consistent with the upgrade of various aspects of the Company's technology systems.

         The decrease in legal and other professional fees is the result of external costs associated with the Company's consideration and evaluation of strategic options during 1997. In addition, the Company experienced higher consulting expenses during the nine months ended December 31, 1997 as compared to the same period in 1998. These expenses related to consulting firms engaged by the Company to assist management in addressing certain strategic and organizational issues as well as operational issues of the Company.

         The remaining categories of other expenses and other operating expenses did not experience significant fluctuations. In January 1999, the Company's stockholders approved a Recognition and Retention Plan under which awards of stock were made to directors and certain officers. These stock awards will result in increased compensation expense for periods ending after December 31, 1998. Management estimates that the impact of this plan will increase the Company's compensation and benefits expense in future periods by $880 thousand annually, or $220 thousand per quarter.

         INCOME TAX EXPENSE. Income tax expense decreased from $1.3 million for the nine months ended December 31, 1997 to $1.1 million for the comparable period in 1998. The decrease is primarily the result of lower income before income tax expense, as well as increased amounts of tax exempt income realized by the Company during 1998.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

FINANCIAL CONDITION
-------------------

Comparison of December 31, 1998 and March 31, 1998

         Total assets at December 31, 1998 were at $833.7 million, up $162.5 million, from the $671.2 million at March 31, 1998. Substantially all of the increase was due to the investment of the proceeds received as part of the Company's initial public offering, increasing federal funds sold and securities purchased under agreements to resell from a combined $21.9 million at March 31, 1998 to $26.6 million at December 31, 1998. The remainder of the increase was concentrated in the securities available for sale and loan portfolios, which increased $155.2 million and $33.0 million, respectively. This growth in assets was funded by the proceeds received from the public offering as well as an increase in deposits, from $588.3 million at March 31, 1998 to $595.7 million at December 31, 1998. These increases as well as fluctuations in other asset and liability categories are discussed below.

         LENDING. Loans receivable increased $33.0 million from $507.0 million at March 31, 1998 to $539.9 million at December 31, 1998. The overall increase in total loans is primarily made up of increases in residential real estate, commercial real estate, and commercial loans, offset by a decline in manufactured housing and financed insurance premiums. Although residential real estate loans increased $16.4 million, the level of residential real estate loans, as a percentage of total loans, remained flat. The growth in this portfolio is primarily a result of the Bank's decision to portfolio fixed rate products at a time when adjustable rate loans are less popular. Commercial real estate loans increased from $76.6 million at March 31, 1998 or 15.1% of total loans, to $86.8 million or 16.1% of total loans at December 31, 1998. Commercial loans increased $20.3 million to $38.8 million at December 31, 1998 from $18.5 million at March 31, 1998. These increases in commercial real estate and commercial loans are a result of management's strategic goals to increase these portfolios as a percentage of total loans in order to improve yields. Manufactured housing loans declined $4.9 million from $97.4 million or 19.2% of total loans at March 31, 1998 to $92.5 million or 17.1% of total loans at December 31, 1998 as a result of management's efforts to reduce this portfolio and focus on commercial and commercial real estate loans. Financed insurance premiums decreased from $28.0 million, or 5.5% of total loans at March 31, 1998 to $18.4 million, or 3.4% of total loans at December 31, 1998. This decline is somewhat seasonal in nature and is a result of management's efforts to focus on commercial insurance lines rather than personal assigned-risk insurance lines. See Table D, "Loan Portfolio Analysis".

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses increased from $8.2 million at March 31, 1998 to $12.7 million at December 31, 1998, an increase of $4.5 million. This increase is the result of the $5.8 million provision for loan losses taken in the nine months ended December 31, 1998 offset by $1.4 million in net charge-offs for the same period. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on non-performing and

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. At December 31, 1998 the allowance for loan losses provides coverage of 104.40% of total non-performing loans, up from 52.32% at March 31, 1998. The balance of the allowance is maintained at a level which is, in management's judgment, representative of the amount of risk inherent in the loan portfolio. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

         SECURITIES AVAILABLE FOR SALE AND INVESTMENT SECURITIES. The total balance of securities available for sale and investment securities increased from $107.7 million at March 31, 1998 to $232.0 million at December 31, 1998. This increase was driven by purchases of securities totaling $184.5 million during the nine months ended December 31, 1998, offset by maturities, calls and paydowns of securities totaling $60.8 million. Management's intention is to continue allowing investment securities to mature and paydown with the reinvestment of the proceeds primarily in the securities available for sale or loan portfolios.

         FEDERAL FUNDS SOLD AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL. The increase of $4.7 million of Federal funds sold and securities purchased under agreements to resell is the result of proceeds received as part of the Company's initial public offering. Management intends to reinvest the remainder of these proceeds in various securities while maintaining sufficient liquidity to meet loan growth and other expansion opportunities.

         PREMISES AND EQUIPMENT. Premises and equipment increased $988 thousand from $15.3 million at March 31, 1998 to $16.3 million at December 31, 1998. This increase is related to the Company's efforts to upgrade technology, including a new front end system for our branch network, new image-technology for our backoffice operations, and new computers and network for many of our employees throughout the Company. These upgrades in technology are intended to improve our employees' ability to provide efficient but superior service to our customers.

         OREO AND REPOSSESSED PROPERTY. The balance of OREO and repossessed property increased from $1.5 million at March 31, 1998 to $2.3 million at December 31, 1998, an increase of $763 thousand. This increase relates primarily to management's efforts to aggressively reduce the level of non-performing loans. The level of repossessed property, primarily repossessed manufactured homes, comprise the majority of the increase as management has seen modest deterioration in this lending category. Management believes that national and local trends in increased bankruptcies and consumer debt has contributed to this decline in credit quality. See Table E, "Non-Performing Assets".

         OTHER ASSETS. The net growth in other assets from $4.9 million at March 31, 1998 to $8.0 million at December 31, 1998 is entirely attributed to the Company's equity investment in Homestead Funding Corp. during November 1998. Homestead Funding Corp. is the largest residential mortgage originator based in the Capital District area. This investment reflects management's strategic initiative to increase non-interest income from both traditional products offered by the Company as well as through new sources.

         DEPOSITS. Total deposits increased $7.4 million, from $588.3 million at March 31, 1998 to $595.7 million at December 31, 1998. Of this overall increase, increases in NOW/Money market accounts of $5.6 million and non-interest bearing accounts of $11.0 million served to offset declines in savings accounts of $1.5 million and time deposits of $7.8 million. The growth of NOW and money market balances and non-interest bearing balances is a result of the Company's initiatives to increase commercial services. These sources of funds traditionally have lower interest costs in comparison to time deposit or non-retail funding.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

         MORTGAGORS' ESCROW BALANCES. The balance of mortgagors' escrow balances increased $1.3 million to $5.0 million at December 31, 1998. This increase is attributed to both seasonal growth as these balances tend to increase until taxes are paid in January, as well as the overall growth of our residential real estate portfolio.

         OTHER LIABILITIES. The balance of other liabilities declined from $8.9 million at March 31, 1998 to $5.7 million at December 31, 1998. This decrease is largely due to the timing of payments from the Company's premium finance subsidiary to insurance companies for premiums due under the terms of finance agreements. At March 31, 1998 a large amount of premiums were due and were funded shortly after the fiscal year end. This fluctuation is primarily seasonal in nature.

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

Capital
-------

         Consistent with its goals to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well capitalized" institution in accordance with regulatory standards. Total equity was $227.4 million at December 31, 1998, 27.27% of total assets on that date. As of March 31, 1998, total equity was $68.3 million or 10.18% of total assets. This growth in the equity to assets ratio is the result of the Company's stock offering that closed on July 1, 1998. As of December 31, 1998, the Company and the Bank exceeded all of the capital requirements of its regulators.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

YEAR 2000 READINESS STATEMENT
-----------------------------

         The Company has conducted a review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed an implementation plan to resolve the issue. The Company's data processing is performed almost entirely in-house, however software and hardware utilized is under maintenance agreements with third party vendors. Consequently, the Company is very dependent on those vendors to conduct its business. The Company has already contacted each vendor to request time tables for year 2000 compliance and expected costs, if any, to be passed along to the Company. To date, the
Company has begun the testing phase to determine whether its hardware and software is year 2000 compliant. Testing and renovation, if applicable, on all "mission-critical" systems was substantially completed by December 31, 1998. In connection with Year 2000, "mission-critical" systems are defined as those systems in which the inability to perform necessary functions would cause significant disruptions in the Company's ability to complete day-to-day operations, seriously impacting the Company's financial results. If systems which are not defined as "mission-critical" fail to perform necessary functions, the Company's day-to-day operations would not be significantly impacted, although the lack of efficiencies the Company enjoys through performing these functions in an automated manner could result in additional time or expense to carry out the operation. The Company's testing plans provide a strict time frame to determine that the reprogramming efforts of its primary service providers are year 2000 compliant and completed within the time requirements provided by its regulators. Testing of systems which are not considered to be "mission-critical" is scheduled to be completed by June 30, 1999.

         In the normal course of keeping pace with changing technology, the Company has in recent years, and continues to, perform upgrades of its hardware and software. Because of these significant investments, management does not expect that any additional costs to ensure its systems are year 2000 compliant will have a significant impact on its financial position or results of operations; however, there can be no assurance that the vendors systems will be 2000 compliant, consequently the Company could incur incremental costs to convert to another vendor or purchase additional hardware or software to be year 2000 compliant.

         The risks associated with this issue goes beyond the Company's own ability to solve Year 2000 problems. Should significant commercial customers fail to address Year 2000 issues effectively, their ability to meet debt service requirements could be impaired, resulting in increased credit risk and potential increases in loan charge-offs. Should significant depositors or other sources of funds fail to address Year 2000 issues effectively, the Company could be forced to utilize alternative funding vehicles, possibly at higher costs than it currently incurs. In addition, should suppliers of critical services fail in their efforts to become Year 2000 compliant, or if significant third party interfaces fail to be compatible with the Company's systems or fail to be Year 2000 compliant, it could have significant adverse affects on the operations and financial results of the Company. The Company has taken steps in identifying and contacting significant borrower, depositor and supplier relationships in order to assess their Year 2000 readiness and the potential for an adverse impact to the Company should their systems not be compliant with Year 2000. Based upon the information we have received to date, there have been no significant issues with borrowers, depositors or suppliers Year 2000 preparedness identified.

                           Hudson River Bancorp, Inc.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  (continued)

IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

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

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting by public companies about operating segments of their business. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement is effective for periods beginning after December 15, 1997, however, the statement need not be applied to interim financial statements in the initial year of application. At this time, management does not anticipate that the adoption of this Statement will significantly impact the Company's financial reporting.

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

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating what impact, if any, this Statement will have on the Company's consolidated financial statements.

                                                 Hudson River Bancorp, Inc.
                                            Management's Discussion and Analysis
                                                         (continued)
Table A. Financial Highlights
                                                                    For the Three Months Ended    For the Nine Months Ended
                                                                             December 31,                 December 31,
                                                                    ---------------------------   --------------------------
                                                                       1998            1997          1998            1997
                                                                    -----------      ----------   -----------       --------
Performance Ratios:
-------------------
Earnings per share (1)                                              $      0.11      $       -    $      0.06       $     -
Return on average assets                                                   0.90%          0.25%          0.32%         0.38%
Return on average equity                                                   3.29%          2.41%          1.49%         3.71%
Net interest rate spread                                                   3.48%          3.95%          3.68%         4.05%
Net interest margin                                                        4.87%          4.55%          4.83%         4.62%
Yield on average earning assets                                            8.03%          8.68%          8.26%         8.75%
Rate on average interest-bearing liabilities                               4.55%          4.73%          4.58%         4.70%
Average earning assets to average interest-bearing
     liabilities                                                         144.04%        114.43%        133.33%       113.97%
Efficiency ratio                                                          53.14%         64.10%         51.22%        58.48%
Expense ratio                                                              2.64%          2.95%          2.53%         2.80%
Weighted average shares outstanding, excluding
     unallocated ESOP shares                                         16,425,450              -     16,442,094             -

Core earnings (2)                                                   $     1,880      $     417    $     5,085       $ 1,886
Core earnings per share (1)                                         $      0.11      $       -    $      0.31       $     -
Core earnings return on average assets                                     0.90%          0.25%          0.84%         0.38%
Core earnings return on average equity                                     3.29%          2.41%          3.89%         3.71%
Price/Annualized Core Earnings ratio (1)                                  25.14              -          23.09             -


                                                                                          At Period Ended
                                                                    ------------------------------------------------------
                                                                    December 31,  September 30,            March 31,
                                                                                                  ------------------------
                                                                        1998           1998           1998           1997
                                                                    -----------      --------     -----------       ------
Share Information
-----------------
Shares outstanding at period end, excluding unallocated ESOP shares  16,425,450     16,425,450              -             -
Book value per share, excluding unallocated ESOP shares             $     13.84    $     13.76              -             -
Book value per share                                                $     12.73    $     12.66              -             -
Market price at period end                                          $   11.3125    $   10.1250              -             -

Asset Quality Ratios:
---------------------
Non-performing loans to total loans                                        2.25%          2.69%          3.10%         4.06%
Allowance for loan losses to non-performing loans                        104.40%         81.74%         52.32%        29.37%
Allowance for loan losses to total loans                                   2.35%          2.20%          1.62%         1.19%
Non-performing assets to total assets                                      1.73%          1.91%          2.57%         3.60%

Capital Ratio:
--------------
Equity to total assets                                                    27.27%         27.19%         10.18%        10.00%

(1) Includes net income since July 1, 1998 only.
(2) Core earnings excludes the July 1, 1998, $3.1 million after-tax expense resulting from the establishment of a charitable foundation.

                                                     Hudson River Bancorp, Inc.
                                                Management's Discussion and Analysis
                                                             (continued)
Table B. Average Balances, Interest, and Yields
                                                                               Three Months Ended December 31,
                                                    --------------------------------------------------------------------------------
                                                                       1998                                    1997
                                                    ------------------------------------------   -----------------------------------
                                                     Average                      Average        Average                  Average
                                                     Balance         Interest    Yield/Rate(1)   Balance     Interest  Yield/Rate(1)
                                                     -----------------------------------------   -----------------------------------
                                                                                   (Dollars in thousands)
Earning assets:
Federal Funds sold                                  $   3,911       $      47        4.77%     $   4,932     $      71        5.71%
Securities purchased under agreements to resell        28,530             373        5.19%            --            --          --
Securities available for sale (2)                     193,326           3,060        6.28%        38,172           626        6.51%
Investment securities                                  43,303             675        6.18%        68,210         1,114        6.48%
Federal Home Loan Bank of NY stock                      3,035              53        6.93%         2,812            51        7.20%
Loans receivable (3)                                  524,078          11,913        9.02%       516,974        11,939        9.16%
                                                    --------------------------------------     ------------------------------------
     Total earning assets                           $ 796,183       $  16,121        8.03%     $ 631,100     $  13,801        8.68%
                                                                    ----------------------                   ----------------------

Cash and due from banks                             $  13,135                                  $  12,534
Allowance for loan losses                             (11,886)                                    (7,566)
Other non-earning assets                               29,804                                     26,280
                                                    ---------                                  ---------
     Total assets                                   $ 827,236                                  $ 662,348
                                                    =========                                  =========
Interest-bearing liabilities:
Savings accounts                                    $ 139,691       $   1,099        3.12%     $ 138,584     $   1,211        3.47%
N.O.W. and Money Market accounts                       95,306             684        2.85%        91,521           717        3.11%
Time deposit accounts                                 313,894           4,533        5.73%       316,676         4,603        5.77%
Mortgagors' escrow balances                             3,812              22        2.29%         3,380            20        2.35%
Short-term borrowings                                      65               1        6.10%         1,349            20        5.88%
                                                    --------------------------------------     ------------------------------------
     Total interest-bearing liabilities             $ 552,768       $   6,339        4.55%     $ 551,510     $   6,571        4.73%
                                                                    ----------------------                   ----------------------

Non-interest bearing deposits                       $  41,760                                  $  36,856
Other non-interest bearing liabilities                  5,834                                      5,466
Stockholders' Equity                                  226,874                                     68,516
                                                    ---------                                  ---------
     Total liabilities and stockholders' equity     $ 827,236                                  $ 662,348
                                                    =========                                  =========
Net interest income                                                 $   9,782                                $   7,230
                                                                    =========                                =========
Net interest spread                                                                  3.48%                                    3.95%
                                                                                     ====                                     ====
Net interest margin                                                                  4.87%                                    4.55%
                                                                                     ====                                     ====

(1) Annualized
(2) Includes SFAS No. 115 fair value adjustment
(3) Includes non-accrual loans                                       (continued)

                                                     Hudson River Bancorp, Inc.
                                                Management's Discussion and Analysis
                                                             (continued)
Table B.(continued)
                                                                               Nine Months Ended December 31,
                                                    --------------------------------------------------------------------------------
                                                                       1998                                    1997
                                                    ------------------------------------------   -----------------------------------
                                                     Average                      Average        Average                  Average
                                                     Balance         Interest    Yield/Rate(1)   Balance     Interest  Yield/Rate(1)
                                                     -----------------------------------------   -----------------------------------
                                                                                   (Dollars in thousands)
Earning assets:
Federal Funds sold                                  $  24,314       $   1,028        5.61%     $   4,710     $     202        5.69%
Securities purchased under agreements to resell        37,165           1,571        5.61%            --            --          --
Securities available for sale (2)                     134,615           6,521        6.43%        39,703         1,960        6.55%
Investment securities                                  53,531           2,562        6.35%        72,208         3,565        6.55%
Federal Home Loan Bank of NY stock                      3,035             164        7.17%         2,812           142        6.70%
Loans receivable (3)                                  518,820          36,190        9.26%       509,634        35,584        9.27%
                                                    --------------------------------------     ------------------------------------
     Total earning assets                           $ 771,480       $  48,036        8.26%     $ 629,067     $  41,453        8.75%
                                                                    ----------------------                   ----------------------

Cash and due from banks                             $  13,222                                  $  11,048
Allowance for loan losses                             (10,252)                                    (6,953)
Other non-earning assets                               27,658                                     26,945
                                                    ---------                                  ---------
     Total assets                                   $ 802,108                                  $ 660,107
                                                    =========                                  =========
Interest-bearing liabilities:
Savings accounts                                    $ 160,082       $   3,966        3.29%     $ 137,841     $   3,584        3.45%
N.O.W. and Money Market accounts                       96,495           2,076        2.86%        94,247         2,178        3.07%
Time deposit accounts                                 315,443          13,796        5.80%       310,499        13,513        5.78%
Mortgagors' escrow balances                             5,463              93        2.26%         5,088            89        2.32%
Short-term borrowings                                   1,162              51        5.83%         4,266           176        5.48%
                                                    --------------------------------------     ------------------------------------
     Total interest-bearing liabilities             $ 578,645       $  19,982        4.58%     $ 551,941     $  19,540        4.70%
                                                                    ----------------------                   ----------------------

Non-interest bearing deposits                       $  43,838                                  $  35,638
Other non-interest bearing liabilities                  6,191                                      5,106
Stockholders' Equity                                  173,434                                     67,422
                                                    ---------                                  ---------

     Total liabilities and stockholders' equity     $ 802,108                                  $ 660,107
                                                    =========                                  =========
Net interest income                                                 $  28,054                                $  21,913
                                                                    =========                                =========
Net interest spread                                                                  3.68%                                    4.05%
                                                                                     ====                                     ====
Net interest margin                                                                  4.83%                                    4.62%
                                                                                     ====                                     ====

(1) Annualized
(2) Includes SFAS No. 115 fair value adjustment
(3) Includes non-accrual loans

                                          Hudson River Bancorp, Inc.
                                     Management's Discussion and Analysis
                                                  (continued)
Table C. Volume and Rate Analysis

                                                                         1998 vs 1997
                                                    ---------------------------------------------------------
                                                    Three Months Ended
                                                         December 31,      Increase               Due To
                                                    -------------------                  --------------------
                                                      1998        1997     (Decrease)    Volume          Rate
                                                    ----------------------------------------------------------
                                                                         (In thousands)
Interest and dividend income:
-----------------------------
Federal Funds sold                                  $    47     $    71     $   (24)     $   (13)     $   (11)
Securities purchased under agreements to resell         373        --           373          373         --
Securities available for sale                         3,060         626       2,434        2,457          (23)
Investment securities                                   675       1,114        (439)        (390)         (49)
Federal Home Loan Bank of NY stock                       53          51           2            4           (2)
Loans receivable                                     11,913      11,939         (26)         163         (189)
                                                    ----------------------------------------------------------

     Total interest income                           16,121      13,801       2,320        2,593         (273)
                                                    ----------------------------------------------------------

Interest expense:
-----------------
Savings accounts                                      1,099       1,211        (112)          10         (122)
N.O.W. and Money Market accounts                        684         717         (33)          29          (62)
Time deposit accounts                                 4,533       4,603         (70)         (40)         (30)
Mortgagors' escrow balances                              22          20           2            3           (1)
Short-term borrowings                                     1          20         (19)         (20)           1
                                                    ----------------------------------------------------------

     Total interest expense                           6,339       6,571        (232)         (19)        (213)
                                                    ----------------------------------------------------------

Net interest income                                 $ 9,782     $ 7,230     $ 2,552      $ 2,613      $   (61)
                                                    ==========================================================

Note:   Changes   attributable  to  both  rate  and  volume,   which  cannot  be
        segregated, have been allocated proportionately to the change due to volume and the changes due to rate.

                                          Hudson River Bancorp, Inc.
                                     Management's Discussion and Analysis
                                                  (continued)

Table C. Volume and Rate Analysis (continued)

                                                                         1998 vs 1997
                                                    ---------------------------------------------------------
                                                     Nine Months Ended
                                                         December 31,      Increase               Due To
                                                    -------------------                  --------------------
                                                      1998        1997     (Decrease)    Volume          Rate
                                                    ----------------------------------------------------------
                                                                         (In thousands)
Interest and dividend income:
-----------------------------
Federal Funds sold                                  $ 1,028     $   202     $   826      $   829      $    (3)
Securities purchased under agreements to resell       1,571        --         1,571        1,571         --
Securities available for sale                         6,521       1,960       4,561        4,598          (37)
Investment securities                                 2,562       3,565      (1,003)        (897)        (106)
Federal Home Loan Bank of NY stock                      164         142          22           12           10
Loans receivable                                     36,190      35,584         606          641          (35)
                                                    ----------------------------------------------------------

     Total interest income                           48,036      41,453       6,583        6,754         (171)
                                                    ----------------------------------------------------------

Interest expense:
-----------------
Savings accounts                                      3,966       3,584         382          557         (175)
N.O.W. and Money Market accounts                      2,076       2,178        (102)          51         (153)
Time deposit accounts                                13,796      13,513         283          216           67
Mortgagors' escrow balances                              93          89           4            6           (2)
Short-term borrowings                                    51         176        (125)        (136)          11
                                                    ----------------------------------------------------------

     Total interest expense                          19,982      19,540         442          695         (253)
                                                    ----------------------------------------------------------

Net interest income                                 $28,054     $21,913     $ 6,141      $ 6,060      $    81
                                                    ==========================================================


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

                                                    Hudson River Bancorp, Inc.
                                               Management's Discussion and Analysis
                                                           (continued)

Table D. Loan Portfolio Analysis
                                                                  December 31,                          March 31,
                                                                                    ---------------------------------------------
                                                                      1998                     1998                    1997
                                                           ---------------------    ---------------------    --------------------
                                                             Amount          %        Amount          %        Amount          %
                                                           ---------       ----     ---------       ----     ---------       ----
                                                                                    (Dollars in thousands)
Loans secured by real estate:
            Residential                                    $ 285,791       52.9%    $ 269,435       53.2%    $ 274,092       55.6%
            Commercial                                        86,768       16.1%       76,570       15.1%       67,697       13.7%
            Construction                                       4,150        0.8%        4,621        0.9%        2,725        0.6%
                                                           ---------      -----     ---------      -----     ---------      -----
                 Total loans secured by real estate        $ 376,709       69.8%    $ 350,626       69.2%    $ 344,514       69.9%
                                                           ---------      -----     ---------      -----     ---------      -----

Other loans:
            Manufactured housing                            $ 92,483       17.1%     $ 97,426       19.2%     $ 92,651       18.8%
            Commercial                                        38,758        7.2%       18,484        3.7%       19,713        4.0%
            Financed insurance premiums                       18,364        3.4%       27,976        5.5%       23,535        4.8%
            Consumer                                          12,547        2.3%       11,857        2.3%       11,577        2.3%
                                                           ---------      -----     ---------      -----     ---------      -----
                 Total other loans                         $ 162,152       30.0%    $ 155,743       30.7%    $ 147,476       29.9%
                                                           ---------      -----     ---------      -----     ---------      -----

Net deferred loan origination costs and unearned
            discount                                           1,087        0.2%          609        0.1%        1,029        0.2%
                                                           ---------      -----     ---------      -----     ---------      -----
            Total loans receivable                         $ 539,948      100.0%    $ 506,978      100.0%    $ 493,019      100.0%
                                                                          =====                    =====                    =====
Allowance for loan losses                                    (12,697)                  (8,227)                  (5,872)
                                                           ---------                ---------                ---------
                 Net loans receivable                      $ 527,251                $ 498,751                $ 487,147
                                                           =========                =========                =========

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)
Table E. Non-Performing Assets

                                             December 31,         March 31,
                                                           --------------------
                                                 1998         1998         1997
                                              -------      -------      -------
                                                       (In thousands)
Non-accruing loans:
     Residential real estate                  $ 3,522      $ 4,512      $ 4,553
     Commercial real estate                     2,969        5,253        3,239
     Commercial loans                            --           --          2,318
     Manufactured housing                       3,159        3,060        2,260
     Financed insurance premiums                2,392        2,768        2,867
     Consumer                                     120          114           45
                                              -------      -------      -------
Total                                         $12,162      $15,707      $15,282
                                              -------      -------      -------

Accruing loans past due 90-days or more:
     Residential real estate                     --           --        $   570
     Commercial real estate                      --           --          3,874
     Commercial loans                            --           --            244
     Manufactured housing                        --             16         --
     Financed insurance premiums                 --           --           --
     Consumer                                    --           --             23
                                              -------      -------      -------
Total                                            --        $    16      $ 4,711
                                              -------      -------      -------

Total non-performing loans:                   $12,162      $15,723      $19,993
                                              =======      =======      =======
Foreclosed Assets:
     Residential real estate                  $   258      $   145      $    48
     Commercial real estate                       457          299        2,860
     Repossessed property                       1,580        1,088          539
                                              -------      -------      -------
Total                                         $ 2,295      $ 1,532      $ 3,447
                                              =======      =======      =======

Total non-performing assets                   $14,457      $17,255      $23,440
                                              =======      =======      =======
Allowance for Loan Losses                     $12,697      $ 8,227      $ 5,872
                                              =======      =======      =======

Coverage of non-performing loans               104.40%       52.32%       29.37%
Non-performing assets as a percentage of
   total assets                                  1.73%        2.57%        3.60%
Non-performing loans as a percentage of
     total loans                                 2.25%        3.10%        4.06%

                                       Hudson River Bancorp, Inc.
                                  Management's Discussion and Analysis
                                               (continued)
Table F. Loan Loss Experience
                                                   Three Months Ended             Nine Months Ended
                                                      December 31,                    December 31,
                                              -------------------------       -------------------------
                                                 1998            1997            1998            1997
                                              ---------       ---------       ---------       ---------
                                                                     (In thousands)
Total loans outstanding (end of period)       $ 539,948       $ 511,898       $ 539,948       $ 511,898
                                              =========       =========       =========       =========
Average total loans outstanding
        (period to date)                      $ 524,078       $ 516,974       $ 518,820       $ 509,634
                                              =========       =========       =========       =========
Allowance for loan loss at
        beginning of period                   $  11,560       $   9,290       $   8,227       $   5,872
Loan charge-offs:
        Residential real estate                    (102)           (325)           (186)           (391)
        Commercial real estate                      (39)         (1,187)            (95)         (1,233)
        Commercial loans                            (14)         (2,253)            (72)         (2,309)
        Manufactured housing                       (314)           (184)           (868)           (331)
        Consumer                                    (11)            (56)            (94)            (81)
        Financed insurance premiums                (292)           (722)         (1,028)         (1,608)
                                              ---------       ---------       ---------       ---------
                   Total charge-offs               (772)         (4,727)         (2,343)         (5,953)
                                              ---------       ---------       ---------       ---------

Loan recoveries:
        Residential real estate                       1               8             331               8
        Commercial real estate                        2              --               2              17
        Commercial loans                              1               5              16               7
        Manufactured housing                         10              50              50              82
        Consumer                                      5              12              18              31
        Financed insurance premiums                 209             115             555             284
                                              ---------       ---------       ---------       ---------
                   Total recoveries                 228             190             972             429
                                              ---------       ---------       ---------       ---------
Loan charge-offs, net of recoveries                (544)         (4,537)         (1,371)         (5,524)
Provision charged to operations                   1,681           2,003           5,841           6,408
Allowance for loan losses
        at end of period                      $  12,697       $   6,756       $  12,697       $   6,756
                                              =========       =========       =========       =========
Ratio of net charge-offs during
        the period to average loans
        outstanding during the period (1)          0.41%           3.48%           0.35%           1.44%
                                              =========       =========       =========       =========
Provision as a percentage
        of average loans (1)                       1.27%           1.54%           1.49%           1.67%
                                              =========       =========       =========       =========
Allowance as a percentage of
        total loans (end of period)                2.35%           1.32%           2.35%           1.32%
                                              =========       =========       =========       =========

(1) Annualized

                           Hudson River Bancorp, Inc.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
-------  ----------------------------------------------
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

         Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive, or its earning assets mature or reprice more quickly than its interest-bearing liabilities. As a result, falling interest rates could result in a decrease in net income. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities. The Company's recent purchases of securities, retention of certain fixed rate residential loan products, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

                           HUDSON RIVER BANCORP, INC.
                           PART II- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
                           None
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                  (a)      None
                  (b)      None
                  (c)      None
                  (d)      None
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                           None
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None
ITEM 5:  OTHER INFORMATION
                           None
ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K
                  (a)  The following exhibit is included herein:
                           (27) Financial Data Schedule (included in electronic format only)
                  (b)  Reports on Form 8-K
                           No reports on Form 8-K have been filed during the quarter ended December 31, 1998

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HUDSON RIVER BANCORP, INC.






          02/09/99                    /s/Carl A. Florio
          --------                    -----------------
          Date                        Carl A. Florio, Director, President and
                                      Chief Executive Officer (Principal
                                      Executive and Operating Officer)




          02/09/99                    /s/Timothy E. Blow
          --------                    ------------------
          Date                        Timothy E. Blow, Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer)