Form 10-K
period 1999-03-31
HUDSON RIVER BANCORP INC
filed 1999-06-28
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of June 14, 1999, there were issued and outstanding 17,090,250 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market System as of June 14, 1999, was approximately $191.2 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II of Form 10-K - Annual Report to Shareholders for the fiscal year ended March 31, 1999. Part III of Form 10-K - Portions of Proxy Statement for 1999 Annual Meeting of Shareholders.

                                     PART I

Item 1.  Description of Business
         -----------------------

                             BUSINESS OF THE COMPANY
General
         The Company, a Delaware corporation, was organized on March 5, 1998 at the direction of the Board of Trustees of the Hudson River Bank & Trust Company (the Bank) (formerly Hudson City Savings Institution) for the purpose of owning all of the outstanding capital stock of the Bank upon consummation of the Bank's conversion from a mutual savings bank to a stock savings bank. The Company, as the sole shareholder of the Bank, is a savings and loan holding company regulated by the OTS.

         The Company is an operating company. The Company directs, plans and coordinates the business activities of the Bank. In the future, the Company may acquire or organize other operating subsidiaries, including other financial institutions, or it may merge with or acquire other financial institutions and financial services related companies. The Company neither owns nor leases any property but instead uses the premises and equipment of the Bank. The Company does not currently employ any persons other than certain officers of the Bank who are not separately compensated by the Company. The Company utilizes the support staff of the Bank from time to time, if needed. Additional employees will be hired as appropriate to the extent the Company expands its business in the future.

         Throughout this Annual Report on Form 10K for the year ended March 31, 1999, references to the Company include both the Company and the Bank, unless otherwise noted. For additional information on the business of the Company, see page 10 of the Company's Annual Report to Shareholders attached hereto by
Exhibit 13 and incorporated herein by reference.

Market Area

         The Bank's primary market area is comprised of Columbia, Albany and Rensselaer Counties in New York and portions of Dutchess and Schenectady Counties in New York.

         The Company's primary market area consists principally of suburban and rural communities with service, wholesale/retail trade, government and manufacturing serving as the basis of the local economy. Service jobs represent the largest type of employment in the Company's primary market area, with jobs in wholesale/retail trade accounting for the second largest employment sector.

Lending Activities

         General. The Company primarily originates and retains fixed- and adjustable-rate residential mortgage loans, including home equity loans, secured by the borrower's primary residence. Generally, the term of the loans originated ranges from 15 to 30 years. The Company also originates to a lesser extent commercial real estate loans, commercial loans, manufactured housing loans, financed insurance premiums and other consumer loans. In-market loan originations are generated by the Company's marketing efforts, which include print, radio and television advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents, brokers and builders. The marketing for manufactured housing loans is conducted through Tammac Corporation with which the Company has an agreement relating to such loans. The marketing for financed insurance premiums is conducted through the Company's premium finance subsidiary. See "Consumer Lending." At March 31, 1999, the Company's total loan portfolio totaled approximately $578.1 million.

         Loan applications are initially considered and approved at various levels of authority, depending on the type and amount of the loan. Company employees with lending authority are designated, and their lending limit authority defined, by the Board of Directors of the Company. The approval of the Company's Board of Directors is required for any loans over $500,000. Pursuant to the Company's lending policy, senior lending officers may approve loans up to $200,000 individually and up to $500,000 as a committee. The Company generally requires personal guarantees for all commercial and commercial real estate loans.

         The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board ("FRB"), and tax policies. For a description of the Company's lending portfolio, see page 17 of the Company's 1999 Annual Report to Shareholders attached hereto by Exhibit 13 and incorporated herein by reference.

         The following table illustrates the contractual maturity of the Company's construction, commercial real estate, and commercial loans at March 31, 1999. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

               (In thousands)                 Construction     Commercial       Commercial          Total
                                                 Loans         Real Estate         Loans            Loans
                                                                  Loans
                                              -------------    -------------    -------------    ------------

               Amounts  Due:
               0 months to 1 year....         $        650     $     10,593     $     20,182     $    31,425

               After 1 year:
                 1 to 5 years........                    -           43,694            6,790           50,484
                 Over 5 years........                4,310           37,193            2,052           43,555
                                              -------------    -------------    -------------    ------------
               Total due after one year              4,310           80,887            8,842           94,039
                                              -------------    -------------    -------------    ------------
               Total amount due......         $      4,960     $     91,480     $     29,024     $    125,464
                                              ============     ============     ============     ============

         The following table sets forth the dollar amounts in the respective loan category at March 31, 1999 that are contractually due after March 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.

                                                  Due after March 31, 2000
                                           -------------------------------------
(In thousands)                              Fixed        Adjustable       Total
                                           -------       ----------       -----
Construction loans ................        $  --          $ 4,310        $ 4,310

Commercial real estate loans ......         40,196         40,691         80,887

Commercial loans ..................          1,721          7,121          8,842
                                           -------        -------        -------
    Total .........................        $41,917        $52,122        $94,039
                                           =======        =======        =======

Residential Real Estate Lending

         The Company's residential real estate loans consist of primarily one- to four-family, owner occupied mortgage loans, including home equity loans. At March 31, 1999, $293.9 million, or 50.8% of the Company's total loans consisted of residential mortgage loans and home equity loans. The Company does not originate fixed-rate loans for terms longer than 30 years. The Company's residential real estate loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.

         The Company generally underwrites its fixed-rate residential mortgage loans using accepted secondary market standards. In underwriting residential mortgage loans, the Company evaluates, among other things, the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Company's Board of Directors. The Company requires borrowers to obtain title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.

         The Company currently offers one- and three-year residential adjustable-rate mortgage (ARM) loans with an interest rate that adjusts annually in the case of one-year ARM loans, and every three years in the case of three-year ARM loans based on the change in the relevant United States Treasury index. These loans generally provide for up to a 2.0% periodic cap and a lifetime cap of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Company's cost of funds. Borrowers of one-year residential ARM loans are generally qualified at a rate of 2.0% above the initial interest rate. The Company offers ARM loans that are convertible into fixed-rate loans with interest rates based upon the then current market rates. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. However, as of March 31, 1999, the Company had not experienced higher default rates on these loans relative to its other loans.

         The Company's residential mortgage loans do not contain prepayment penalties and do not permit negative amortization of principal. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property. The Company has waived the due on sale clause on loans held in its portfolio from time to time to permit assumptions of the loans by qualified borrowers.

         Generally, the Company does not originate residential mortgage loans where the ratio of the loan amount to the value of the property securing the loan (i.e., the "loan-to-value" ratio) exceeds 95%, although on occasion, the Company may lend up to 97% of the value of the property securing the loan. If the loan-to-value ratio exceeds 80%, the Company generally requires that the borrower obtain private mortgage insurance in amounts intended to reduce the Company's exposure to 80% or less of the lower of the appraised value or the purchase price of the property securing the loan.

         The Company's home equity loans and lines of credit are secured by a lien on the borrower's residence and generally do not exceed $250,000. The Company uses the same underwriting standards for home equity loans as it uses for residential mortgage loans. Home equity loans are generally originated in amounts, which together with all prior liens on such residence, do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit either float at a stated margin over the prime rate or have fixed interest rates. Home equity lines of credit require interest and principal payments on the outstanding balance for the term of the loan. The terms of the Company's home equity lines of credit are generally five to ten years, with a payback period ranging from five to twenty years.

Commercial Real Estate Lending

         The Company has engaged in commercial real estate lending secured primarily by apartment buildings, office buildings, motels, nursing homes, strip shopping centers and manufactured housing parks located in the Company's primary market area. At March 31, 1999, the Company had $91.5 million of commercial real estate loans, representing 15.8% of the Company's total loan portfolio.

         Commercial real estate loans have either fixed or adjustable rates and terms to maturity that do not exceed 25 years. The Company's current lending guidelines generally require that the property securing a loan generate net cash flows of at least 125% of debt service after the payment of all operating expenses, excluding depreciation, and the loan-to-value ratio not exceed 75% on loans secured by such properties. As a result of a decline in the value of some properties in the Company's primary market area and due to economic conditions, the current loan-to-value ratio of some commercial real estate loans in the Company's portfolio may exceed the initial loan-to-value ratio, and the current debt service ratio may exceed the initial debt service ratio. Adjustable rate commercial real estate loans provide for interest at a margin over a designated index, often a designated prime rate, with periodic adjustments, generally at frequencies of up to five years. In underwriting commercial real estate loans, the Company analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Company generally requires personal guarantees of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent fee appraisers approved by the Board of Directors.

         Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired and the value of the property may be reduced.

Consumer Lending

         The Company offers a variety of secured and unsecured consumer loans, including manufactured housing loans (loans secured by prefabricated or mobile homes which serve as the borrower's dwelling), financed insurance premiums and, to a lesser extent, lines of credit and loans secured by automobiles. Substantially all of the Company's manufactured housing loans and financed insurance premium loans are originated outside the Company's primary market area. The balance of the Company's consumer loans are originated inside the Company's market area.

         The underwriting standards employed by the Company for consumer loans other than financed insurance premiums generally include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is the primary consideration, the underwriting process also includes a comparison of the value of the property securing the loan, if any, in relation to the proposed loan amount. For information regarding underwriting of financed insurance premiums, see "- Financed Insurance Premiums."

         Manufactured Housing Loans. In order to expand its origination of manufactured housing lending, the Company is party to an agreement with Tammac Corporation ("Tammac"), pursuant to which Tammac solicits manufactured housing loan applications on behalf of the Company. Under the agreement, the Company may refuse to accept for any reason any application referred to it by Tammac. Tammac provides certain collection services to the Company, which include, for any loan that is more than 30 days past due, attempting to cause the borrower to pay delinquent installments and to bring his or her delinquent loan payments up to date. Tammac also provides repossession and liquidation services, at the direction of the Company, for certain delinquent loans. Tammac is paid a fixed percentage of the amount financed by the borrower and does not receive additional compensation for collection, repossession, or any other services provided to the Company. Substantially all of the manufactured housing loans originated by the Company have been referred to it by Tammac.

         Manufactured housing loans represent the largest component of the Company's consumer loan portfolio. At March 31, 1999, the Company's portfolio of manufactured housing loans totaled $90.4 million, or 15.6% of its total loan portfolio. The Company's manufactured housing loans are typically originated at a higher rate than residential first mortgage loans, and generally have terms of up to 20 years. Historically, the Company's manufactured housing loans have been made with both fixed and adjustable rates of interest. Currently, however, the Company originates only fixed rate manufactured housing loans. The Company's adjustable-rate manufactured housing loans typically have an interest rate of 4.0% above the one year United States Treasury index, adjusted annually, with a 2.0% maximum annual adjustment and a 16.0% interest rate cap. The initial interest rate represents the floor. Because the loan may be based on the cost of the manufactured housing as well as improvements and because manufactured housing may decline in value due to wear and tear following their initial sale, the value of the collateral securing a manufactured housing loan may be substantially less than the loan balance. At the time of origin, inspections are made to substantiate current market values on all manufactured homes.

         Financed Insurance Premiums. The second largest component of the Company's consumer loan portfolio is financed insurance premiums. The Company conducts such lending through a general partnership known as Premium Payment Plan ("PPP") in which Hudson City Associates, Inc., a wholly owned subsidiary of the Bank, holds a 65% ownership interest. The remaining 35% interest is held by F.G.O. Corporation, which is responsible for the marketing of PPP's business. Hudson City Associates receives 65% of any profits but absorbs 100% of any losses of PPP. No profit distributions are made to F.G.O. Corporation until any past losses have been recouped. PPP is currently licensed to provide insurance premium financing in nine states, but does business primarily in New York, New Jersey and Pennsylvania. Management estimates that approximately 8.0% of premiums financed are for non-standard and sub-standard (assigned risk) personal automobile insurance and the remaining 92% are for various commercial lines of insurance. Interest rates charged on these loans are substantially higher than those charged on other types of loans. Terms on these loans are primarily for eight months.

         The Company has experienced a relatively high level of delinquencies in its financed insurance premium portfolio resulting in higher charge-offs. The Company may continue to experience a high level of delinquencies and charge-offs in this class of loans due to the nature of this type of lending. The underwriting of these loans is generally not based upon the credit risk of the borrower. In the typical case, funds are advanced to the insurance company for the full amount of the premium upon receipt of a down payment from the insured. If the insured defaults on the loan, the Company sustains a loss to the extent the premium has been earned by (and is therefore unrecoverable from) the insurance company. The Company's most significant exposure to loss occurs when the initial insurance premium quoted by an insurance broker, and used as the basis for the loan and the related down payment, is increased by the underwriting insurance company subsequent to making the loan. In these instances, if the borrower decides not to pay the increased premium amount, the Company is left with an insufficient down payment, relative to the increased premium, and little or no collateral in the way of insurance premiums refundable by the insurance company. Accordingly, writing financed insurance premiums through insurance brokers who accurately quote the initial insurance premium is critical to this type of lending. At March 31, 1999, the Company had $57.9 million of financed insurance premiums through PPP, representing 10.0% of the Company's total loan portfolio.

         Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by assets which may decline in value. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of high initial loan-to-value ratios, repossession, rehabilitation and carrying costs, and the greater likelihood of damage, loss or depreciation of the property, and thus are more likely to be affected by adverse personal circumstances. In the case of manufactured home loans, which may have loan balances in excess of the resale value of the collateral, borrowers may abandon the collateral property making repossession by the Company and subsequent losses more likely. The application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans, including manufactured home loans.

Commercial Loans

         At March 31, 1999, commercial loans comprised $29.0 million, or 5.0% of the Company's total loan portfolio. Most of the Company's commercial loans have been extended to finance local businesses and include primarily short-term loans to finance machinery and equipment purchases, inventory, and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs as well as warehouse lines of credit.

         The terms of loans extended on machinery and equipment are based on the projected useful life of such machinery and equipment, generally not to exceed seven years. Lines of credit are available to borrowers provided that the outstanding balance is paid in full (i.e., the credit line has a zero balance) for at least 30 days every year. All lines of credit are reviewed on an annual basis. In the event the borrower does not meet this 30 day requirement, the line of credit may be terminated and the outstanding balance may be converted into a fixed term loan. The Company has a few standby letters of credit outstanding which are offered at competitive rates and terms and are generally on a secured basis.

         Unlike residential mortgage loans, commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). The Company's commercial loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

         The Company's commercial lending policy includes credit file documentation and analysis of the borrower's background, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower's past, present and future cash flows is also an important aspect of the Company's current credit analysis. The Company generally obtains personal guarantees on its commercial loans. Nonetheless, such loans are believed to carry higher credit risk than more traditional savings bank loans.

         The Company maintains a $20.0 million warehouse line of credit with Homestead Funding Corp., a mortgage company located in the Capital District area of New York. Homestead primarily originates residential real estate loans in the Company's market area. The line of credit is secured by assignments of the underlying mortgages. At March 31, 1999, the Company had $9.6 million outstanding under this warehouse line of credit which is included with commercial loans. During the year ended March 31, 1999, the Company made an equity investment in Homestead Funding Corp. as a strategic initiative. The line of credit to Homestead was made in the ordinary course of business at the Company's normal credit terms, including interest rate and collateralization.

Asset Quality

         Delinquency Procedures. When a borrower fails to make a required payment on a residential mortgage loan, the Company attempts to cure the deficiency by contacting the borrower. Written contacts are made after payment is 15 days past due and, in most cases, deficiencies are cured promptly. If the delinquency is not cured by the 30th day, the Company attempts to contact the borrower by telephone to arrange payment of the delinquency. If these efforts have not resolved the delinquency within 45 days after the due date, a second written notice is sent to the borrower, and on the 60th day a notice is sent to the borrower warning that foreclosure proceedings will be commenced unless the delinquent amount is paid. If the delinquency has not been cured within a reasonable period of time after the foreclosure notice has been sent, the Company may obtain a forbearance agreement or may institute appropriate legal action to foreclose upon the property. If foreclosed, property collateralizing the loan is sold at a public sale and may be purchased by the Company. If the Company is in fact the successful bidder at the foreclosure sale, upon receipt of a deed to the property, the Company generally sells the property at the earliest possible date.

         Collection efforts on consumer and commercial real estate loans are similar to efforts on residential mortgage loans, except that collection efforts on consumer and commercial real estate loans generally begin within 15 days after the payment date is missed. In the case of manufactured home loans, the Company's agreement with Tammac requires Tammac to provide collection services on any loan that is more than 30 days past due. The Company also maintains periodic contact with commercial loan customers and monitors and reviews the borrowers' financial statements and compliance with debt covenants on a regular basis.

         Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure or repossession are classified as Other Real Estate Owned ("OREO") and Repossessed Property until sold. When property is classified as OREO and Repossessed Property, it is recorded at the lower of cost or fair value (net of disposition costs) at that date and any writedown resulting therefrom is charged to the allowance for loan losses. Subsequent writedowns are charged to operating expenses. Net expenses from OREO and repossessed properties are expensed as incurred. See the "Nonperforming Assets" table on page 18 of the Company's 1999 Annual Report to Shareholders attached hereto by Exhibit 13 and incorporated herein by reference.

         Other Loans of Concern. As of March 31, 1999, there were $4.3 million of other loans not included in the category of non-performing loans where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms.

         There were no other loans in excess of $1.0 million being specially monitored by the Company as of March 31, 1999. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

         Allowance for Loan Losses. The allowance for loan losses is replenished through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance for loan losses. The allowance is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible. Management's evaluation of the adequacy of the allowance for loan losses is performed on a periodic basis and takes into consideration such factors as the historical loan loss experience, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect borrowers' ability to pay.

         Although management believes that it uses the best information available to determine the allowance, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Future additions to the Company's allowance will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. At March 31, 1999, the Company had a total allowance for loan losses of $14.3 million, representing 143.8% of total non-performing loans. See the "Loan Loss Experience" table on page 13 of the Company's 1999 Annual Report to Shareholders attached hereto by Exhibit 13 and incorporated herein by reference.

Allocation of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance for loan losses by category as prepared by the Company. This allocation is based on management's assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

                                                                          At March 31,
                              ---------------------------------------------------------------------------------------------------
                                     1999                  1998               1997                 1996                1995
                              ------------------   ------------------  ------------------  ------------------  ------------------
                              Allowance  Percent    Allowance Percent  Allowance  Percent   Allowance  Percent  Allowance  Percent
                              For Loan  Of Loans    For Loan  Of Loans For Loan   Of Loans  For Loan   Of Loans For Loan   Of Loans
(Dollars in thousands)         Losses   In Each     Losses    In Each   Losses    In Each     Losse    In Each   Losses    In Each
                                        Category              Category            Category             Category            Category
                                        To Total              To Total            To Total             To Total            To Total
                                         Loans                 Loans               Loans               Loans               Loans
                              ---------  -------    -------- --------  ---------  -------   ---------  -------  ---------  -------

Allocation of allowance for
     loan losses:
 Residential real estate (1)  $  2,989      51.7%  $  1,457      54.1% $   998       56.2% $    846      54.5% $    815      59.2%
 Commercial real estate          2,782      15.8      1,756      15.1       758      13.7       658      15.7       538      16.0
 Manufactured home loans         3,147      15.6      2,550      19.2     1,040      18.8     1,049      17.8       699      16.5
 Commercial loans                  871       5.0        517       3.7     1,833       4.0       213       6.5       275       4.2
 Financed insurance premiums     2,332      10.0      1,027       5.5     1,127       4.8       442       3.0       272       2.0
 Consumer loans                    346       2.2        225       2.3        52       2.3        25       2.3        24       1.9
 Net deferred loan costs
      and unearned discount          -      (0.3)         -       0.1         -       0.2         -       0.2         -       0.2
 Unallocated                     1,829         -        695         -        64         -       313         -       564         -
                              --------  --------   --------  --------  --------  --------  --------  --------  --------  --------

       Total                  $ 14,296     100.0%  $  8,227     100.0% $  5,872     100.0% $  3,546     100.0% $  3,187     100.0%
                              ========  ========   ========  ========  ========  ========  ========  ========  ========  ========

-------------
(1)  Includes construction loans.


Investment Activities

         The Company is authorized to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, the Company may also invest its assets in investment grade commercial paper, mortgage-backed securities, collateralized mortgage obligations (CMO's), corporate debt securities and mutual funds whose assets conform to the investments that the Company is otherwise authorized to make directly. As of March 31, 1999, the Company did not hold any securities to one issuer which exceeded 10% of equity, excluding securities issued by U.S. Government agencies.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to fulfill the Company's asset/liability management policies to achieve the proper balance between its desire to minimize risk and maximize yield, and, to a much lesser extent, to provide collateral for borrowings. To date, the Company's investment strategy has been directed toward high-quality assets (primarily federal agency obligations, mortgage-backed securities, CMO's, and high-grade corporate debt securities).

         Management determines the appropriate classification of securities at the time of purchase. If management has the intent and ability to hold debt securities to maturity, they are stated at amortized cost. If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings. All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, as a separate component of equity. As a member of the FHLB of New York, the Company is required to hold FHLB of New York stock which is carried at cost since there is no readily available market value. Historically, the Company has not held any securities considered to be trading securities.

         The following table sets forth information regarding the scheduled maturities, amortized cost, and weighted average yields for the Company's securities portfolios at March 31, 1999 by contractual maturity. The table does not take into consideration the effects of scheduled repayments or possible prepayments.

                             ---------------------------------------------------------------------------------
                               Less than 1 year       1 to 5 years        5 to 10 years       Over 10 years
                             ---------------------------------------------------------------------------------
                             Amortized  Weighted  Amortized  Weighted Amortized  Weighted Amortized  Weighted
                                Cost    Average     Cost     Average    Cost     Average     Cost    Average
                                         Yield                Yield               Yield               Yield
                              --------  --------   --------  --------  --------  --------  --------  --------
(Dollars in thousands)

Securities Available-for-
   Sale:
 U.S. Government and
   Agency securities ........  $      -       --%     6,998      6.31% $ 39,792      6.52% $ 20,186      7.00%
 Corporate debt securities ..    1,999      7.43     11,198      6.32     6,043      6.44    36,188      6.51
 Tax-exempt securities ......        -        --          -        --         -        --    15,131      4.90
 Collateralized mortgage
   obligations ..............        -        --          -        --         -        --    85,434      6.57
 Mortgage-backed securities .        -        --          -        --         -        --    19,678      6.53
 Equity securities ..........        -        --          -        --         -        --     1,160      6.42
                              --------  --------   --------  --------  --------  --------  --------  --------
    Total securities
        available for sale .. $  1,999      7.43%  $ 18,196      6.31% $ 45,835      6.51% $177,777     6.46%
                              ========  ========   ========  ========  ========  ========  ========  ========
Securities Held-to-Maturity:
 U.S. Government and
    Agency securities........ $      -        --%  $  1,995      7.06% $      -        --% $      -        --%
 Corporate debt securities ..    8,989      6.80      8,942      6.67         -        --         -        --
 Tax-exempt securities               -        --          -        --        10      9.31         -        --
 Collateralized mortgage
   obligations ..............        -        --          -        --         -        --       968      6.34
 Mortgage-backed securities
                                     -        --        189      6.07     1,746      6.81       202      9.39
                              --------  --------   --------  --------  --------  --------  --------  --------
     Total securities held
        to maturity.......   $   8,989     6.80%   $ 11,126      6.73%    1,756      6.77% $  1,170      6.87%
                              ========  ========   ========  ========  ========  ========  ========  ========
(continued)

                             -----------------------------
                                   Total Securities
                             -----------------------------
                             Amortized  Weighted   Fair
                                Cost    Average    Value
                                         Yield
                              --------  --------  --------
(Dollars in Thousands)

Securities Available-for-
   Sale:
 U.S. Government and
   Agency securities ........ $ 66,976      6.64%  $66,447
 Corporate debt securities ..   55,428      6.49    55,012
 Tax-exempt securities ......   15,131      4.90    15,053
 Collateralized mortgage ....
   obligations ..............   85,434      6.57    85,405
 Mortgage-backed securities .   19,678      6.53    19,498
 Equity securities ..........
                                 1,160        --     1,196
                              --------  --------  --------
    Total securities
        available for sale .. $243,807      6.43% $242,611
                              ========  ========  ========
Securities Held-to-Maturity:
 U.S. Government and
    Agency securities........ $  1,995      7.06% $  2,012

 Corporate debt securities ..   17,931      6.74    18,088
 Tax-exempt securities              10      9.31        10
 Collateralized mortgage
   obligations ..............      968      6.34       940
 Mortgage-backed securities
                                 2,137      6.99     2,185
                              --------  --------  --------
     Total securities held
        to maturity.......    $ 23,041      6.77% $ 23,235
                              ========  ========  ========

Sources of Funds

         General.   The  Company's   primary  sources  of  funds  are  deposits,
amortization and prepayment of loan principal, maturities of securities, short-term investments, funds provided from operations and borrowings.

         Deposits. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits consist of passbook and statement savings accounts, money market and N.O.W accounts, and time deposits generally ranging in terms from three months to five years. The Company only solicits deposits from its primary market area and does not have brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. At March 31, 1999, the Company's deposits totaled $591.8 million, of which $547.9 million were interest-bearing deposits.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Company believes that its passbook and statement savings, money market accounts and N.O.W accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain time deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

         The following table indicates, as of March 31, 1999, the amount of the Company's time deposits of $100,000 or more by time remaining until maturity.

                                                                          Maturity
                                               ------------------------------------------------------------
                                               3 Months      3 to 6       6 to 12       Over
(In thousands)                                  or Less       Months       Months      12 Months      Total
                                                -------       ------       ------      ---------      -----
    Time Deposits of $100,000 or more........  $  9,538     $ 5,313    $ 9,391        $ 15,635     $ 39,877

         Borrowings. Although deposits are the Company's primary source of funds, the Company's practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.

         The Company's borrowings historically have consisted of advances from the FHLB of New York. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Company currently maintains available lines of credit and is currently authorized to borrow up to $99.4 million on lines of credit with the FHLB of New York. At March 31, 1999, the Company had outstanding $27.6 million in borrowings from the FHLB of New York. See Note 6 of the Notes to Consolidated Financial Statements included in the Company's 1999 Annual Report to Shareholders incorporated herein by reference as Exhibit 13. The Company may increase its borrowings in order to fund the acquisition of additional securities or other assets in the future or as part of merger and acquisition activities.

Subsidiary Activities

         Hudson City Associates, Inc. Hudson City Associates, Inc. ("HCAI"), a wholly owned subsidiary of the Bank, was incorporated in 1984 but remained inactive until 1990. In 1990, HCAI formed a partnership known as Premium Payment Plan (referred to herein as "PPP"), pursuant to which the Company provides premium financing for non-standard and sub-standard personal automobile insurance and certain lines of commercial insurance.

         Hudson City Centre, Inc. A wholly owned subsidiary of the Bank, Hudson City Centre, Inc. ("HCCI"), was organized in 1985 to facilitate the construction of the Bank's main office building. Pursuant to this objective, HCCI formed a partnership known as Sixth Street Development Associates to build and hold as its primary asset the Bank's main office building at One Hudson City Centre, Hudson, New York.

         Hudson River Mortgage Corporation. A wholly owned subsidiary of the Company, Hudson River Mortgage Corporation ("HRMC") was organized in 1996 to broker mortgages to the Company and other financial institutions.

         Hudson River Funding Corp. Hudson River Funding Corp. ("HRFC") is a Real Estate Investment Trust formed in 1997 to enhance liquidity, portfolio yields and capital growth. The Bank funded HRFC with approximately $185.0 million of earning assets consisting of residential mortgage loans, commercial real estate loans, home equity loans, home improvement loans, and debt securities. Interest income earned on the assets held by HRFC is passed through to the Bank in the form of dividends.

Competition

         The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Company's primary market area. Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer lending. The Company also faces strong competition in its efforts to provide insurance premium financing through PPP from a variety of other lenders, some of which have much greater assets and resources than the Company.

         The Company attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from mutual funds and other savings institutions, commercial banks and credit unions located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available.

Employees

         At March 31, 1999, the Company had 257 full-time employees and 44 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

                                   REGULATION

         Set forth below is a brief description of the laws and regulations applicable to the Company and the Bank. No assurance can be given, however, that under certain circumstances, other laws and regulations will not be applicable to and materially affect the Company and the Bank. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

The Company

         General. The Company is subject to regulation as a savings and loan holding company under the Home Owners Loan Act, as amended ("HOLA"), instead of being subject to regulation as a bank holding company under the Bank Company Act of 1956 because the Bank has made an election under Section 10(1) of HOLA to be treated as a "savings bank" for purposes of Section 10(e) of HOLA. As a result, the Company will be required to register with the OTS and will be subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. The Company will also be required to file certain reports with, and otherwise comply with the rules and regulations of, the New York State Banking Board (the "NYBB" or the "Board") and the Securities and Exchange Commission ("SEC"). As a subsidiary of a savings and loan holding company, the Bank will be subject to certain restrictions in its dealings with the Company and affiliates thereof.

         Activities Restrictions. The Bank is presently the sole savings and loan subsidiary of the Company. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company, of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, he or she may impose such restrictions as are deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the Company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

         If the Company were to acquire control of another savings institution, other than through merger or other business combination with the Bank, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings institution meets the QTL test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Bank or other subsidiary savings institutions) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity other than: (i) furnishing or performing management services for a subsidiary savings institution; (ii) conducting an insurance agency or escrow business; (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution; (iv) holding or managing properties used or occupied by a subsidiary savings institution; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or (vii) unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the FRB as permissible for bank holding companies. Those activities described in clause (vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

         Qualified Thrift Lender Test. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended. A savings bank subsidiary of a savings and loan holding company that does not comply with the QTL test must comply with the following restrictions on its operations: (i) the institution may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the institution shall be restricted to those of a national bank, (iii) the institution shall not be eligible to obtain any advances from its FHLB; and
(iv) payment of dividends by the institution shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the savings institution ceases to meet the QTL test, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         The QTL test set forth in the HOLA requires that qualified thrift investments ("QTLs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At March 31, 1999, the Bank's assets invested in QTLs were in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

         Limitations on Transactions with Affiliates. Transactions between savings institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings institution is any company or entity which controls, is controlled by or is under common control with the savings institution. In a holding company context, the parent company of a savings institution (such as the Company) and any companies which are controlled by such parent company are affiliates of the savings institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or, at least as favorable, to the institution or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.

         In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22 (h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 1999, the Company was in compliance with the above restrictions.

         Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the OTS, (i) control of any other savings institution or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings institution or holding company thereof which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

         The OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings institutions in more than one state if (i) the multiple savings and loan holding company involved controls a savings institution which operated a home or branch office located in the state of the institution to be acquired as of March 5, 1987; (ii) the acquirer is authorized to acquire control of the savings institution pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"); or (iii) the statutes of the state in which the institution to be acquired is located specifically permit institutions to be acquired by the state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state chartered savings institutions).

         Federal Securities Laws. The Company's Common Stock is registered with the SEC under Section 12(g) of the Exchange Act. The Company is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Exchange Act.

         Shares of Common Stock purchased by persons who are not affiliates of the Company may generally be sold without registration. Shares purchased by an affiliate of the Company generally may not be resold without complying with the resale restrictions of Rule 144 under the Securities Act. If the Company meets the current public information requirements of Rule 144 under the Securities Act, each affiliate of the Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

The Bank

         General. The Bank is subject to extensive regulation and examination by the NYSBD, as its chartering authority, and by the FDIC, as the insurer of its deposits and is subject to certain requirements established by the OTS as a result of the Company's savings and loan holding company status. The federal and state laws and regulations which are applicable to banks and their holding companies regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSBD and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSBD, the FDIC or as a result of the enactment of legislation, could have a material adverse impact on the Company, the Bank and their operations.

         Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members ("non-members") of the Federal Reserve System. See Footnote 7 of the March 31, 1999 consolidated financial statements included in the Company's 1999 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

         Activities and Investments of New York-Chartered Savings Banks. The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and regulations, as limited by FDIC regulations and other federal laws and regulations.The New York laws and regulations authorize savings banks, including the Bank, to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, State and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" authority, make investments not otherwise permitted under the New York State Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank's assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with the reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. A New York chartered stock savings bank may also exercise trust powers upon approval of the Department.

         New York-chartered savings banks may also invest in subsidiaries under their service corporation investment power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the NYBB. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

         With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit for commercial, corporate or business purposes (including lease financing) to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's net worth. The bank currently complies with all applicable loans-to-one-borrower limitations.

         Activities and Investments of FDIC-Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors', trustees' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met. In addition, an FDIC-insured state-chartered bank may not directly, or indirectly through a subsidiary, engage as "principal" in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.

         Regulatory Enforcement Authority. Applicable banking laws include substantial enforcement powers available to federal banking regulators. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.

         Under the New York State Banking Law, the Department may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Department that any director, trustee or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Department to discontinue such practices, such director, trustee or officer may be removed from office by the Department after notice and an opportunity to be heard. The bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Department against the bank or any of its directors or officers. The Department also may take possession of a banking organization under specified statutory criteria.

         Prompt Corrective Action. Section 38 of the Federal Deposit Insurance Act ("FDIA") provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well-capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized,"
(iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well-capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

         An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with an appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.

         At March 31, 1999, the Bank had capital levels which qualified it as a "well-capitalized" institution.

         FDIC Insurance Premiums. The Bank is a member of the Bank Insurance Fund ("BIF") administered by the FDIC but has accounts insured by both the BIF and the Savings Association Insurance Fund ("SAIF"). The SAIF-insured accounts are held by the Bank as a result of certain acquisitions and branch purchases. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

         Community Investment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act ("CRA").

         The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and adopt and implement a "Community Reinvestment Act Statement" pursuant to which they offer credit products and take other actions that respond to the credit needs of the community. The responsible federal banking regulator (in the case of the Bank, the FDIC) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." The Bank's current CRA rating is "satisfactory."

      The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA"), which are similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the Department. The NYCRA requires the Department to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the Department to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's latest NYCRA rating received from the Department was "satisfactory."

         Limitations on Dividends. The Company is a legal entity separate and distinct from the Bank. The Company's principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements including a requirement, as a result of the Company's savings and loan holding company status, that the Bank notify the Director of the OTS not less than 30 days in advance of any proposed declaration by its directors of a dividend.

         Under New York State Banking Law, a New York-chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Department is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.

         Miscellaneous. The Bank is subject to certain restrictions on loans to the bank or its non-bank subsidiaries, on investments in the stock or securities thereof, on the taking of such stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company or its non-Company subsidiaries. The Company also is subject to certain restrictions on most types of transactions with the Company or its non-Company subsidiaries, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliated firms.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $27.6 million of FHLB advances at March 31, 1999.

         As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At March 31, 1999, the Bank had approximately $3.3 million in FHLB stock, which resulted in its compliance with this requirement.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid in the past and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future.

         Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts, including NOW and Super NOW accounts) and non-personal time deposits. As of March 31, 1999, the Company was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non-interest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Federal Taxation

         General. The Company and the Bank will be subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Company's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through December 31, 1996.

         Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending March 31 for filing its consolidated federal income tax returns. For further information about the Federal income tax consequences for the Company, see footnote 11 of the consolidated financial statements within the Company's 1999 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

State and Local Taxation

         New York State Taxation. The Company and the Bank will report income on a combined basis utilizing a fiscal year. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications.

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000.

Executive Officers

         The executive officers of the Company are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. Each executive officer of the Company is also an executive officer of the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

                        Name                 Age          Position Held with the Bank
               ------------------------- ----------- -------------------------------------
                Timothy E. Blow             32          Chief Financial Officer

                Sidney D. Richter           59          Senior Vice President

                Pamela M. Wood              51          Senior Vice President

         The business experience of each executive officer who is not also a Director of the Company is set forth below.

         Timothy E. Blow, CPA. Mr. Blow became Chief Financial Officer of the Company in May 1997. Prior to his appointment as Chief Financial Officer, Mr. Blow was a senior manager at the accounting firm of KPMG LLP. Mr.
Blow also serves as a director of Hudson City Associates, Inc. and as Secretary and Treasurer of Hudson River Funding Corp., wholly owned subsidiaries of the Bank.

         Sidney D. Richter. Mr. Richter has served as the Company's Senior Vice President of Lending since 1993. From 1990 to 1993, Mr. Richter served as the Company's Vice President for Commercial Lending. Mr. Richter also serves as a director of each of the Bank's wholly owned subsidiaries.

         Pamela M. Wood. Ms. Wood has been employed by the Company since 1969 and has served as Senior Vice President since 1993. She also serves as Secretary of Hudson River Mortgage Corporation, Hudson City Center, Inc. and Hudson City Associates, Inc. She served as Vice President from 1990 to 1993 and Corporate Secretary from 1990 to 1998. From 1984 to 1990 she served as Assistant Vice President. From 1969 to 1984 she served as Administrative Assistant and Executive Secretary.

Item 2.  Description of Properties
         -------------------------

         The Company conducts its business at its main office and twelve other banking offices. The net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at March 31, 1999 was $16.8 million. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Bank, subject to possible future expansion.

Item 3.  Legal Proceedings
         -----------------

         The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in the proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held a special meeting of shareholders on January 5, 1999. At the meeting, proposals to (i) ratify the Company's 1998 Stock Option and Incentive Plan, and (ii) ratify the Company's 1998 Recognition and Retention
Plan were approved. The votes cast for and against these proposals, and the number of abstentions and broker non-votes with respect to each of these proposals, were as follows:

                Approval of 1998 Stock Option and Incentive Plan
                ------------------------------------------------
   For             Against          Abstentions                Broker Non-Votes
   ---             -------          -----------                ----------------
9,036,197         1,453,321           165,641                      147,105

                 Approval of 1998 Recognition and Retention Plan
                 -----------------------------------------------
   For             Against          Abstentions                Broker Non-Votes
   ---             -------          -----------                ----------------
9,088,903          1,556,265          157,096                          -

                                     PART II

Item 5.  Market for Registrant's Common Equity and
         Related Shareholder Matters
         ------------------------------------------

         Inside back cover of the attached 1999 Annual Report to Shareholders is herein incorporated by reference as Exhibit 13.

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation
         -------------------------------------------------

         Pages 10 through 23 of the attached 1999 Annual Report to Shareholders are herein incorporated by reference as Exhibit 13.

Item 7.  Financial Statements

         The following information appearing in the Company's Annual Report to Shareholders for the year ended March 31, 1999, is incorporated by reference in this Annual Report on Form 10-K as Exhibit 13.

                                                                                                            Pages in
                                                                                                             Annual
                                                                                                             Report
                                                                                                            --------
Independent Auditors Report...........................................................................         24
Consolidated Balance Sheets as of March 31, 1999 and 1998.............................................         25
Consolidated Income Statements for the Years Ended March 31, 1999,  1998 and 1997.....................         26
Consolidated Statements of Changes in Shareholders' Equity for Years Ended March 31, 1999, 1998
 and 1997 ............................................................................................         27
Consolidated Statements of Cash Flows for Years Ended March 31, 1999, 1998 and 1997...................         28
Notes to Consolidated Financial Statements............................................................      29 to 48

         With the exception of the aforementioned information, the Company's Annual Report to Shareholders for the year ended March 31, 1999, is not deemed filed as part of this Annual Report on Form 10-K.

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
         ------------------------------------------------

         None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act
         ---------------------------------------------
Directors
---------

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers
------------------

         Information   concerning   Executive   Officers   of  the   Company  is
incorporated herein by reference from Part I of this Annual Report on Form 10-K.

Compliance with Section 16(a)
-----------------------------

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.  Executive Compensation
          ----------------------

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management
          ----------------------------------------

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 1999, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

    Regulation                                                                           Reference to
       S-K                                                                             Prior Filing or
     Exhibit                                                                            Exhibit Number
      Number                                  Document                                 Attached Hereto
      ------                                  --------                                 ---------------
       3(i)         Certificate of Incorporation                                               *
      3(ii)         Bylaws                                                                   3(ii)
        4           Instruments defining the rights of security holders,                       *
                    including debentures
        10          Material Contracts
                        Employment Agreement between Hudson River Bank &                       *
                           Trust Company and certain executive officers
                        Employment Agreement between Hudson River Bancorp.,                    *
                           Inc. and certain executive officers
                        Change-In-Control Severance Agreement with certain                     *
                           officers of Hudson River Bank & Trust Company
                        Hudson River Bank & Trust Company Employee                             *
                            Severance Compensation Plan
                        Employee Stock Ownership Plan                                          *
                        Form of Hudson City Savings Institution 401(k)                        **
                           Savings Plan
                        Benefit Restoration Plan                                              **
                        1998 Stock Option and Incentive Plan                                 ***
                        1998 Recognition and Retention Plan                                  ***
        13          Annual Report to Shareholders                                             13
        21          Subsidiaries of Registrant                                                21
        23          Consents of Experts and Counsel                                           *
        27          Financial Data Schedule                                                   27

----------
* Filed as exhibits to the Company's Form S-1 registration statement filed on March 9, 1998 (File No. 333-47605) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed as exhibits to the Company's Pre-effective Amendment No. One to Form S-1 filed on May 1, 1998 (File No. 333-47605) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
*** Filed as exhibits to the Company's Proxy Statement filed on November 13, 1998 in connection with the Company's Special Meeting for Shareholders and hereby incorporated by reference.

         (b)  Reports on Form 8-K

         On May 25, 1999, a current report on Form 8-K was filed with the SEC to announce the execution of a definitive agreement to acquire SFS Bancorp, Inc.

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HUDSON RIVER BANCORP, INC.

                           By: /s/ Carl A. Florio
                           -----------------------------------------------------
                           Carl A. Florio, President and Chief Executive Officer (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Carl A. Florio                          /s/ Earl Schram, Jr.
------------------------------------        ------------------------------------
Carl  A.  Florio, Director,                 Earl Schram, Jr., Chairman of the
President  and  Chief Executive             Board
Officer (Principal Executive and
Operating Officer)

Date         June 25, 1999                  Date:         June 25, 1999
      ------------------------------              ------------------------------

/s/ Stanley Bardwell, M.D.                  /s/ Joseph W. Phelan
------------------------------------        ------------------------------------
Stanley Bardwell, M.D.                      Joseph W. Phelan, Director

Date         June 25, 1999                  Date:         June 25, 1999
      ------------------------------              ------------------------------

/s/ Willam E. Collins                       /s/ William H. Jones
------------------------------------        ------------------------------------
William E. Collins                          William H. Jones

Date         June 25, 1999                  Date:         June 25, 1999
      ------------------------------              ------------------------------

/s/ John E. Kelly                           /s/ Marcia M. Race
------------------------------------        ------------------------------------
John E. Kelly, Director                     Marcia M. Race, Director

Date         June 25, 1999                  Date:         June 25, 1999
      ------------------------------              ------------------------------

/s/ Marilyn A. Herrington                   /s/ Timothy E. Blow
------------------------------------        ------------------------------------
Marilyn A. Herrington, Director             Timothy E. Blow, Chief Financial
                                            Officer  (Principal  Financial  and
                                            Accounting Officer)

Date         June 25, 1999                  Date:         June 25, 1999
      ------------------------------              ------------------------------