Form 10-Q
period 1999-06-30
HUDSON RIVER BANCORP INC
filed 1999-08-13
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                      [X] YES     [ ] NO

         As of August 3, 1999, there were issued and outstanding 16,951,063 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX



PART I.  FINANCIAL INFORMATION

                  ITEM 1.  Financial Statements (unaudited)

                                    Consolidated Balance Sheets at June 30, 1999
                                    and March 31, 1999

                                    Consolidated Income Statements for the three months ended June 30, 1999 and 1998

                                    Consolidated  Statements  of Cash  Flows for
                                    the three  months  ended  June 30,  1999 and
                                    1998

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

                  ITEM 3.  Defaults Upon Senior Securities

                  ITEM 4.  Submission of Matters to a Vote of Security Holders

                  ITEM 5.  Other Information

                  ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

                                     Hudson River Bancorp, Inc.
                                    Consolidated Balance Sheets
Item 1. Financial Statements               (unaudited)




                                                                            June 30,       March 31,
(In thousands, except share and per share data)                               1999           1999
                                                                           ---------      ---------
Assets
Cash and due from banks ..............................................     $  12,312      $  12,722
                                                                           ---------      ---------
      Cash and cash equivalents ......................................        12,312         12,722
                                                                           ---------      ---------

Securities available for sale, at fair value .........................       215,017        242,611
Securities held to maturity (fair value of $18,859 and $23,235) ......        18,785         23,041
Federal Home Loan Bank of New York stock, at cost ....................         3,299          3,299

Loans receivable .....................................................       603,807        578,099
Allowance for loan losses ............................................       (15,736)       (14,296)
                                                                           ---------      ---------
     Net loans receivable ............................................       588,071        563,803
                                                                           ---------      ---------

Accrued interest receivable ..........................................         5,290          5,701
Premises and equipment, net ..........................................        16,738         16,807
Other real estate owned and repossessed property .....................         1,683          2,508
Other assets .........................................................        11,844         10,647
                                                                           ---------      ---------
     Total assets ....................................................     $ 873,039      $ 881,139
                                                                           =========      =========

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
     Savings .........................................................       148,136        145,985
     N.O.W. and money market .........................................       100,206         99,390
     Time deposits ...................................................       303,195        302,479
     Noninterest-bearing deposits ....................................        47,206         43,960
                                                                           ---------      ---------
          Total deposits .............................................       598,743        591,814
                                                                           ---------      ---------

  Securities sold under agreements to repurchase .....................         1,263            845
  Other short-term borrowings ........................................        44,900         27,600
  Mortgagors' escrow balances ........................................         6,683          3,869
  Other liabilities ..................................................         9,684         37,670
                                                                           ---------      ---------
          Total liabilities ..........................................       661,273        661,798
                                                                           ---------      ---------

                                     Hudson River Bancorp, Inc.
                                    Consolidated Balance Sheets
                                            (unaudited)
                                            (continued)



                                                                            June 30,       March 31,
(In thousands, except share and per share data)                               1999           1999
                                                                           ---------      ---------
Shareholders' Equity:
  Preferred stock, $.01 par value, Authorized 5,000,000 shares .......          --             --
  Common stock, $.01 par value, Authorized 40,000,000 shares;
          17,853,750 shares issued at June 30, 1999 and March 31, 1999           179            179
  Additional paid-in capital .........................................       174,894        174,894
  Unallocated common stock held by ESOP ..............................       (17,200)       (17,200)
  Unvested restricted stock awards ...................................        (7,779)        (7,996)
  Treasury stock, at cost (823,500 shares at June 30, 1999 and
          157,500 shares at March 31, 1999) ..........................        (8,849)        (1,663)
  Retained earnings, substantially restricted ........................        73,470         71,893
  Accumulated other comprehensive loss ...............................        (2,949)          (766)
                                                                           ---------      ---------
          Total shareholders' equity .................................       211,766        219,341
                                                                           ---------      ---------

          Total liabilities and shareholders' equity .................     $ 873,039      $ 881,139
                                                                           =========      =========

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                         Consolidated Income Statements
                                  (unaudited)
                                                                For the three
                                                            months ended June 30,
                                                            ---------------------
(In thousands, except per share data)                          1999        1998
                                                             -------     -------
Interest and dividend income:
     Interest and fees on loans ........................     $12,931     $12,073
     Securities available for sale .....................       3,516       1,115
     Securities held to maturity .......................         322       1,017
     Federal funds sold ................................        --           603
     Securities purchased under agreements to resell ...        --           189
     Federal Home Loan Bank of New York stock ..........          55          57
                                                             -------     -------
             Total interest and dividend income ........      16,824      15,054
                                                             -------     -------

Interest expense:
     Deposits ..........................................       5,760       7,129
     Securities sold under agreements to repurchase ....           6        --
     Other short-term borrowings .......................         473          34
                                                             -------     -------
             Total interest expense ....................       6,239       7,163
                                                             -------     -------

             Net interest income .......................      10,585       7,891

Provision for loan losses ..............................       1,700       2,216
                                                             -------     -------
             Net interest income after
                 provision for loan losses .............       8,885       5,675
                                                             -------     -------

Other operating income:
     Service charges on deposit accounts ...............         332         333
     Loan servicing income .............................          37          47
     Net securities transactions .......................          79           6
     Net gain on sales of loans held for sale ..........        --            49
     Other income ......................................         144         189
                                                             -------     -------
             Total other operating income ..............         592         624
                                                             -------     -------

                           Hudson River Bancorp, Inc.
                         Consolidated Income Statements
                                  (unaudited)
                                  (continued)
                                                                For the three
                                                            months ended June 30,
                                                            ---------------------
(In thousands, except per share data)                          1999        1998
                                                             -------     -------
Other operating expenses:
     Compensation and benefits .........................       3,098       2,421
     Occupancy .........................................         387         383
     Equipment .........................................         590         380
     Other real estate owned and
          repossessed property expenses ................         403         141
     Legal and other professional fees .................         232          96
     Postage and item transportation ...................         179         194
     Other expenses ....................................       1,412       1,053
                                                             -------     -------
             Total other operating
                   expenses ............................       6,301       4,668
                                                             -------     -------

Income before income tax expense .......................       3,176       1,631

Income tax expense .....................................       1,115         645
                                                             -------     -------
             Net income ................................     $ 2,061     $   986
                                                             =======     =======

Basic earnings per share ...............................     $  0.13     $  --
                                                             =======     =======
Diluted earnings per share .............................     $  0.13     $  --
                                                             =======     =======

See accompanying notes to unaudited consolidated interim financial statements.

                                           Hudson River Bancorp, Inc.
                                      Consolidated Statements of Cash Flows
                                                   (unaudited)

                                                                                 For The Three Months Ended June 30,
                                                                                 -----------------------------------
(In thousands)                                                                            1999           1998
                                                                                       ---------      ---------
   Cash flows from operating activities:
     Net income ..................................................................     $   2,061      $     986
     Adjustments to reconcile net income to net cash
       used in operating activities:
       Depreciation ..............................................................           486            336
       Provision for loan losses .................................................         1,700          2,216
       Amortization of restricted stock awards ...................................           217           --
       Net securities transactions ...............................................           (79)            (6)
       Net gain on sales of loans held for sale ..................................          --              (49)
       Net loans originated for sale .............................................          --           (7,223)
       Proceeds from sales of loans held for sale ................................          --            8,325
       Adjustments of other real estate owned and
          repossessed property to fair value .....................................           320             77
       Net gain on sales of other real estate owned
          and repossessed property ...............................................          (212)          (122)
       Net decrease (increase) in accrued interest receivable ....................           411           (942)
       Net decrease (increase) in other assets ...................................           339            (23)
       Net decrease in other liabilities .........................................       (27,986)        (4,359)
                                                                                       ---------      ---------
          Total adjustments ......................................................       (24,804)        (1,770)
                                                                                       ---------      ---------
          Net cash used in operating activities ..................................       (22,743)          (784)
                                                                                       ---------      ---------

   Cash flows from investing activities:
     Proceeds from sales of securities available for sale ........................         2,959           --
     Proceeds from maturities, calls and paydowns of securities available for sale        25,983          4,145
     Purchases of securities available for sale ..................................        (4,988)       (57,648)
     Proceeds from maturities, calls and paydowns of securities held to maturity .         4,256          7,231
     Net loans made to customers .................................................       (26,666)       (10,846)
     Proceeds from sales of and payments received on
       other real estate owned and repossessed property ..........................         1,415          1,327
     Purchases of premises and equipment .........................................          (417)          (158)
                                                                                       ---------      ---------
          Net cash provided by (used in) investing activities ....................         2,542        (55,949)
                                                                                       ---------      ---------

                                           Hudson River Bancorp, Inc.
                                      Consolidated Statements of Cash Flows
                                                   (unaudited)
                                                   (continued)

                                                                                 For The Three Months Ended June 30,
                                                                                 -----------------------------------
(In thousands)                                                                            1999           1998
                                                                                       ---------      ---------

  Cash flows from financing activities:
     Net increase in deposits ....................................................         6,929        323,438
     Net increase in securities sold under agreements to repurchase ..............           418           --
     Net increase in other short-term borrowings .................................        17,300           --
     Net increase in mortgagors' escrow balances .................................         2,814          2,701
     Dividends paid ..............................................................          (484)
     Purchase of treasury stock ..................................................        (7,186)          --
                                                                                       ---------      ---------
          Net cash provided by financing activities ..............................        19,791        326,139
                                                                                       ---------      ---------

Net (decrease) increase in cash and cash equivalents .............................          (410)       269,406

Cash and cash equivalents at beginning of period .................................        12,722         34,273
                                                                                       ---------      ---------
Cash and cash equivalents at end of period .......................................     $  12,312      $ 303,679
                                                                                       =========      =========

Supplemental cash flow information:
     Interest paid ...............................................................     $   6,244      $   6,658
                                                                                       =========      =========
     Taxes paid ..................................................................     $    --        $    --
                                                                                       =========      =========

Supplemental disclosures of non-cash investing and financing activities:
     Loans transferred to other real estate owned and repossessed property .......     $     698      $   1,517
                                                                                       =========      =========
     Adjustment of securities available for sale to fair value, net of tax .......     $  (2,183)     $      75
                                                                                       =========      =========

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1999. Operating results for the three month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the full year.

         2. On April 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive (loss) income for the three month periods ended June 30, 1999 and 1998 was $(122) thousand and $1.1 million, respectively.

         3. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month period ended June 30, 1999. Earnings per share information for periods ending prior to the Company's initial public offering on July 1, 1998 is not applicable. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

                                For the Three Months Ended
                                      June 30, 1999
                                      -------------

                   (In thousands, except for share and per share data)

                                                                  Weighted        Per
                                                      Net         Average        Share
                                                    Income         Shares        Amount
                                                  ----------     ----------     --------
Basic earnings per share ....................     $    2,061     15,293,786     $   0.13

Effect of potential common shares outstanding                            --
                                                  ----------     ----------     --------

Diluted earnings per share ..................     $    2,061     15,293,786     $   0.13
                                                  ==========     ==========     ========

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and subsidiary (the "Company") during the three months ended June 30, 1999, with comparisons to 1998 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 1999 Annual Report to Shareholders should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

         On July 1, 1998, Hudson River Bank & Trust Company (the "Bank") completed its conversion from a New York chartered mutual savings bank to a New York chartered stock savings bank (the "Conversion"). Concurrent with the Conversion, Hudson River Bancorp, Inc. completed its initial public offering of common stock, receiving approximately $173.3 million in gross proceeds ($170.0 million net of offering expenses) in exchange for 17,333,738 shares of its common stock. An additional 520,012 common shares were contributed to Hudson River Bank & Trust Company Foundation. The Company used a portion of the proceeds to purchase all of the common stock of the Bank. Prior to the initial public offering, Hudson River Bancorp, Inc. had no results of operations, therefore results of operations prior to July 1, 1998 reflect the operations of the Bank.

         The Company's primary market area, with 13 full-service branches, consists of the New York counties of Columbia, Rensselaer, Albany, Schenectady, and Dutchess. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan losses and other operating income, such as loan servicing income and fees on deposit related services; it is also impacted by other operating expenses, such as compensation and occupancy expenses and Federal and state income taxes.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

FORWARD-LOOKING STATEMENTS
--------------------------

         When used in this filing or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

         The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the
Company's   actual  results  and  experience  to  differ   materially  from  the
anticipated results or other expectations expressed in the Company's forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company's business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

         a. Deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate;
         b. Changes in market interest rates or changes in the speed at which market interest rates change;
         c. Changes in laws and regulations affecting the financial service industry;
         d.    Changes in competition;
         e.    Changes in consumer preferences; and
         f. Uncertainties relating to the impact of the Year 2000 on the Company, its suppliers, borrowers and depositors.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

MERGER AND ACQUISITION ACTIVITY
-------------------------------

         On May 17, 1999 the Company entered into a definitive agreement to acquire SFS Bancorp, Inc. ("SFS") for $25.10 in cash for each share of SFS common stock outstanding. The total consideration is valued at approximately $32 million. The transaction will be accounted for under the purchase method of accounting and is anticipated to be accretive to earnings in the first year of operations after consummation of the transaction. The transaction is expected to close in the Company's second fiscal quarter subject to regulatory and SFS shareholder approval. SFS had total assets of $176.1 million as of March 31, 1999 and operates four branches within Schenectady County.

OVERVIEW
--------

         The Company realized net income for the three months ended June 30, 1999 amounting to $2.1 million, up $1.1 million from the $986 thousand earned during the three months ended June 30, 1998. The increase was primarily a result of higher net interest income (up $2.7 million) and a lower provision for loan losses (down $516 thousand), partially offset by higher other operating expenses (up $1.6 million) and higher income tax expense (up $470 thousand). The Company earned $.13 per share for the three months ended June 30, 1999 and its return on average assets was .95%, up from .54% for the comparable period a year earlier. The Company's return on average equity was 3.82% for the three months ended June 30, 1999, down from 5.71% for the three months ended June 30, 1998. See Table A, "Financial Highlights".

ASSET/LIABILITY MANAGEMENT
--------------------------

         The Company attempts to maximize net interest income, and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposits and other sources of funds, which in turn, fund an appropriate mix of earning assets. The changes in the Company's asset mix and sources of funds, and the resultant impact on net interest income are discussed below.

Earning Assets

         Total average earning assets increased to $837.1 million for the three months ended June 30, 1999, up from $703.0 million in 1998. This increase was primarily funded by the Company's initial public offering. Interest and dividend income for the three months ended June 30, 1999 was $16.8 million, up $1.8 million from 1998. The increase in average balances was the primary reason for this increase, offset by lower yields on these assets, 8.06% in 1999 down from 8.59% in 1998. Earning assets at June 30, 1999 were $840.9 million, down slightly from $847.1 million at March 31, 1999.

Loans

         The average balance of loans increased to $590.5 million for the three months ended June 30, 1999, up $76.4 million from the $514.1 million average in the prior year. The yield on loans decreased 64 basis points, from 9.42% in 1998 to 8.78% in 1999. Interest income on loans increased to $12.9 million for the three months ended June 30, 1999 from $12.1 million in 1998. The increase in average balances resulted in a $1.7 million increase in interest income which was partially offset by an $853 thousand decrease in interest income due to lower rates.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

         Total loans were $603.8 million at June 30, 1999, up $25.7 million from the $578.1 million at March 31, 1999. Loans secured by residential real estate increased from $295.5 million, or 51.1% of total loans at March 31, 1999, to $311.6 million, or 51.6% of total loans at June 30, 1999. Commercial real estate loans increased $12.9 million to $104.4 million at June 30, 1999 from $91.5 million at March 31, 1999. Commercial loans increased to $33.0 million at June 30, 1999 from $29.0 million at March 31, 1999. These increases were offset by decreases of $2.3 million in manufactured housing loans and $8.1 million in financed insurance premium loans. Management intends on continuing to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. The decrease in financed insurance premiums is a seasonal fluctuation as the majority of this business is written during the quarter ending March 31 and is paid down over the subsequent three quarters. See Table D, "Loan Portfolio Analysis".

Securities

         The average balance of securities available for sale and securities held to maturity (collectively "securities") increased $112.6 million to $243.2 million for the three months ended June 30, 1999, up from $130.6 million for the three months ended June 30, 1998. This increase was a direct result of the Company's initial public offering. Interest income earned on securities was $3.8 million in 1999, up $1.7 million from the $2.1 million earned in 1998. The growth in the average balances of securities resulted in the increase in interest and dividend income while the fluctuations in average rates did not have a significant impact.

         Securities at June 30, 1999 were $233.8 million, down $31.9 million from the $265.7 million the Company held as of March 31, 1999. The decrease was almost entirely due to calls, maturities and paydowns of securities. Reinvestment of the proceeds were primarily directed to the loan portfolio to accommodate the growth experienced in that asset category. Management is continuing to allow the balance of securities held to maturity to decrease with new purchases of securities directed to the securities available for sale classification.

Federal Funds Sold and Securities Purchased Under Agreements to Resell

         The average balance of federal funds sold and securities purchased under agreements to resell was $55.2 million for the three months ended June 30, 1998, generating $792 thousand in interest income for that time period. The Company had no federal funds sold or securities purchased under agreements to resell during the quarter ended June 30, 1999 as these asset categories were reinvested in the higher yielding loan and securities portfolios during the latter stages of the year ended March 31, 1999. For the immediate future, the Company does not anticipate utilizing this asset category for significant investments other than on a temporary basis as market conditions warrant.

Funding Sources

         The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding, however, other sources such as short-term borrowings are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities decreased to $595.9 million for the three months ended June 30, 1999 from $626.3 million for

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

the three months ended June 30, 1998. This overall decrease in interest-bearing liabilities is attributed to the Company's initial public offering which raised $170 million in net proceeds as well as an increase in noninterest-bearing liabilities from $35.1 million for the three months ended June 30, 1998 to $42.4 million in 1999. This decrease in average balances, as well as a decline in the average rates paid on interest-bearing liabilities from 4.59% for the three months ended June 30, 1998 to 4.20% in 1999, resulted in a decline in interest expense to $6.2 million in 1999, down from $7.2 million in 1998.

         Interest-bearing liabilities at June 30, 1999 were $604.4 million, up from $580.2 million at March 31, 1999. This increase was a result of the need to fund the growth in assets of the Company, primarily in the loan portfolio.

Deposits

         The average balance of savings accounts decreased $51.1 million to $146.2 million for the three months ended June 30, 1999, down from $197.3 million for the same period in 1998. This decrease is due to the stock subscriptions received in the prior year relating to the Company's initial public offering, which temporarily increased deposits. Interest expense on savings accounts decreased from $1.7 million for the three months ended June 30, 1998 to $1.1 million in 1999. The decrease in the average balance resulted in a $403 thousand decrease in interest expense for 1999, while the decline in average rates paid from 3.46% to 3.02% resulted in the remainder of the total decrease in interest expense for 1999.

         The average balance of time deposits decreased from $319.4 million for the three months ended June 30, 1998 to $301.9 million for the three months ended June 30, 1999. Interest expense on time deposits declined a total of $758 thousand in 1999 as compared to 1998. In addition to the decrease in average balances, lower average rates paid on time deposits of 5.19% in 1999 down from 5.85% in 1998 contributed to the reduction in interest expense.

         Total deposits, including $47.2 million of noninterest-bearing deposits, were $598.7 million at June 30, 1999, up from $591.8 million ($44.0 million of noninterest-bearing deposits) at March 31, 1999. These increases were a result of the Company's continued focus on commercial services, including commercial deposits, as well as the opening of our thirteenth branch at the end of March 1999. The opening of the Company's fourteenth branch is currently planned for the third fiscal quarter ending December 31, 1999.

Other Short-term Borrowings

         The average balance of other short-term borrowings increased to $38.5 million for the three months ended June 30, 1999 from $2.3 million in 1998. Interest expense on these borrowings was $473 thousand in 1999, up $439 thousand from 1998. Short-term borrowings were $44.9 million at June 30, 1999, up from $27.6 million at March 31, 1999. This increase is a result of the funding of amounts due to insurance companies relating to the Company's financed insurance premium loans. These amounts due were accrued in other liabilities as of March 31, 1999 and paid in early April 1999. Management expects borrowings to increase in future periods when the pending SFS acquisition is consummated.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

Net Interest Income

Net interest income for the three months ended June 30, 1999 was $10.6 million, up from the $7.9 million for the three months ended June 30, 1998. The increase was the result of the increase in average earning assets, the decrease in average interest-bearing liabilities, and lower rates paid on interest-bearing liabilities. The impact of these factors was offset in part by lower rates earned on average earning assets. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended June 30, 1999 was 5.07%, up from 4.50% for the three months ended June 30, 1998. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

RISK MANAGEMENT
---------------

Credit Risk

         Credit risk is managed through the interrelationship of loan officer lending authorities, Board of Director oversight, loan policies, a credit administration department, an internal loan review function, and a problem loan committee. These components of the Company's underwriting and monitoring functions are critical to the timely identification, classification and resolution of problem credits.

Non-performing Assets
---------------------

         Non-performing assets include non-performing loans (loans in a non-accrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest) and assets which have been foreclosed or repossessed. Foreclosed assets typically represent residential or commercial properties while repossessed property is primarily manufactured homes abandoned by their owners or repossessed by the Company.

         Total non-performing assets at June 30, 1999 were $17.3 million or 1.99% of total assets, up from $12.5 million or 1.41% at March 31, 1999. The $4.9 million increase in total non-performing assets is due to a $5.7 million increase in non-performing loans, offset by an $825 thousand decrease in foreclosed and repossessed assets.

         The increase in non-performing loans was the result of a $6.1 million increase in financed insurance premium loans placed on non-accrual. These loans are placed on non-accrual usually within 30 days of a missed payment and collection procedures from insurance companies of the unearned premiums can take 90 days or longer. The increase was a by-product of the Company's growth in this lending category as of March 31, 1999 and should be a seasonal increase based upon the Company's past experience with these loans.

         The $825 thousand decrease in foreclosed and repossessed assets was made up of a $545 thousand reduction of repossessed manufactured homes with the remainder made up of reductions in foreclosed residential and commercial properties.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

Allowance and Provision For Loan Losses
---------------------------------------

         The allowance for loan losses at June 30, 1999 was $15.7 million, up from $14.3 million at March 31, 1999. Although the allowance for loan losses increased as of June 30, 1999 as compared with March 31, 1999 the allowance as a percentage of non-performing loans decreased from 143.8% at March 31, 1999 to 100.5% at June 30, 1999. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on non-performing and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. The increase in the level of non-performing loans at June 30, 1999 resulted in the reduction of the allowance to non-performing loans ratio. Net charge-offs for the three months ended June 30, 1999 were $260 thousand, down from $796 thousand for the same period in 1998.

         As a result of management's analysis of the risk characteristics of the lending portfolio, trends and levels of non-performing and other delinquent loans, a provision for loan losses of $1.7 million for the three months ended June 30, 1999 was recorded. The $1.7 million provision is down $516 thousand from the $2.2 million provision recorded for the three months ended June 30, 1998. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premiums loans. Net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and non-performing loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. The Company anticipates that the provision for loan losses will continue to approximate current levels in the near term to accommodate planned growth in loans and the portfolio's changing risk profile, although there can be no assurance that loan losses will not exceed estimated amounts or that the provision for loan losses will not increase in future periods. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

Market Risk

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

         In an attempt to manage its exposure to changes in interest rates, management monitors the Company's interest rate risk. Management's asset/liability committee meets monthly to review the Company's interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing, and the Company's securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board's objectives in the most effective manner.
Notwithstanding the Company's interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

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

         Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive, or its earning assets mature or reprice more quickly than its interest-bearing liabilities. As a result, falling interest rates could result in a decrease in net interest income. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities. The Company's recent purchases of securities, retention of fixed rate loan products, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix. There have been no significant changes in the Company's interest rate sensitivity since March 31, 1999.

Liquidity Risk

Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments.

         The Company's cash inflows result primarily from loan repayments, maturities and calls of securities held to maturity and securities available for sale, new deposits, and to a lessor extent, drawings upon the Company's credit lines with the Federal Home Loan Bank of New York. The Company's cash outflows consist of new loan originations, security purchases, deposit withdrawals, operating expenses and treasury stock purchases. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

CAPITAL RESOURCES
-----------------

         Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well-capitalized" institution in accordance with regulatory standards. Total equity was $211.8 million at June 30, 1999, 24.26% of total assets on that date. As of March 31, 1999, total equity was $219.3 million or 24.89% of total assets. This reduction in the equity to assets ratio is reflective of management's objectives to leverage its capital through asset growth, a dividend policy ($0.03 per share cash dividend declared and paid during the quarter ended June 30, 1999) and a share repurchase program. The Company completed a 5% share repurchase program during July 1999 and announced intentions to begin a 10% share repurchase program over the succeeding 12 months. As of June 30, 1999, the Company and the Bank exceeded all of the capital requirements of its regulators.

OTHER OPERATING INCOME AND EXPENSES
-----------------------------------

         Total other operating income was $592 thousand for the three months ended June 30, 1999 down slightly from the $624 thousand earned for the same period in 1998. Other operating income is composed primarily of service charges on deposit accounts, loan servicing income and net securities transactions. Income from service charges on deposit accounts remained stable at approximately $332 thousand for both 1999 and 1998. Loan servicing income decreased slightly due to the reductions in the Company's loan servicing portfolio as a result of paydowns. The Company realized gains amounting to $79 thousand from net securities transactions during the three months ended June 30, 1999, up $73 thousand from the amounts realized during the same period in 1998. The majority of this increase is the result of the sale of one security during the three months ended June 30, 1999. Other income was $144 thousand for the three months ended June 30, 1999 as compared to $189 thousand for the same period in 1998.

         Total other operating expenses were $6.3 million for the three months ended June 30, 1999, up $1.6 million from the same period in 1998. The increase was a result of higher expenses in compensation and benefits, equipment, other real estate owned and repossessed property, and legal and other professional fees.

         Compensation and benefits increased $677 thousand to $3.1 million for the three months ended June 30, 1999 from $2.4 million in 1998. This increase is the result of costs associated with the Company's Employee Stock Ownership Plan and stock awarded under the Company's Recognition and Retention Plan. Costs associated with these plans totaled $559 thousand during the three months ended June 30, 1999 while there were no such expenses during the comparable period in 1998. The opening of the Company's thirteenth branch just prior to the beginning of the quarter ended June 30, 1999 also contributed to the increase in compensation and benefits.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

         Equipment expenses for the three months ended June 30, 1999 were $590 thousand, up from $380 thousand in 1998. These expenses were higher due to the equipment purchases made during the second half of the last fiscal year in which depreciation and maintenance charges were recorded during 1999. These equipment purchases included a new front-end system, new personal computers, an upgraded network and new image-technology for backoffice operations. The opening of our thirteenth branch as mentioned previously also contributed to this increase.

         Expenses on other real estate owned and repossessed property increased from $141 thousand during the three months ended June 30, 1998 to $403 thousand during 1999. This increase is the result of management's continued efforts to reduce the level of its problem assets. The growth in this asset category during the previous year resulted in increased levels of writedowns as well as higher maintenance expenses associated with these assets during 1999 as compared with 1998.

         Legal and other professional fees were $232 thousand during the three months ended June 30, 1999 up from $96 thousand for the comparable period in the prior year. Most of this increase is attributed to higher expenses associated with legal, accounting, tax and other professional fees due to the public nature of the Company's business. In addition, the Company recorded professional consulting expenses associated with an analysis of the Company's mainframe technology and potential upgrades to its hardware. These upgrades will take place during the Company's second fiscal quarter and should result in increased equipment expenses in future periods.

         Other expenses were $1.4 million for the three months ended June 30, 1999 up from $1.1 million during 1998. The increase is the result of general increases associated with being a public company. These costs include Delaware franchise tax fees, annual report printing expenses, and marketing of the Company's thirteenth branch opening. Other expenses may increase in the future under a current proposal of the Financial Accounting Standards Board ("FASB") with regard to recognition of compensation cost for stock options issued to non-employees. The Company issued 375,000 stock options to non-employee directors in January 1999 which could result in additional expenses for the Company beginning as early as September 1999 if the FASB proposal becomes final.

INCOME TAX EXPENSE
------------------

Income tax expense increased from $645 thousand for the three months ended June 30, 1998 to $1.1 million for the comparable period in 1999. The increase is primarily the result of higher income before income tax expense partially offset by an increase in tax exempt income realized by the Company.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

YEAR 2000 READINESS STATEMENT
-----------------------------

         The Company has conducted a review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed and executed an implementation plan to resolve the issue. The Company's data processing is performed almost entirely in-house, however software and hardware utilized is under maintenance agreements with third party vendors. Consequently, the Company is very dependent on those vendors to conduct its business. The Company contacted each vendor during 1997 and 1998 to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. The Company began the testing phase to determine whether its hardware and software is Year 2000 compliant during mid-1998. Testing and any necessary modifications on all "mission-critical" systems were substantially completed by December 31, 1998. In connection with Year 2000, "mission-critical" systems are defined as those systems in which the inability to perform necessary functions would cause significant disruptions in the Company's ability to complete day-to-day operations, seriously impacting the Company's financial results. If systems which are not defined as "mission-critical" fail to perform necessary functions, the Company's day-to-day operations would not be significantly impacted, although the lack of efficiencies the Company enjoys through performing these functions in an automated manner could result in additional time or expense to carry out the operation. The Company's testing plans provide a strict timeframe to determine that the reprogramming efforts of its primary service providers are Year 2000 compliant and completed within the time requirements provided by its regulators. Testing of systems which are not considered to be "mission-critical" was substantially completed by June 30, 1999. The Company will continue testing its systems during the remainder of 1999 to ensure that any recent program or hardware modifications continue to be Year 2000 compliant. To date, the results of the Company's testing, after all necessary modifications, have indicated that the systems used by the Company are Year 2000 compliant.

         In the normal course of keeping pace with changing technology, the Company has performed upgrades of its hardware and software in recent years, and continues to do so. The Company has spent less than $100 thousand to date in making any necessary modifications to its systems solely as a result of the Year 2000 issue. Because of the Company's investments in technology over the last three years, management does not expect that any additional costs to ensure its systems are Year 2000 compliant will have a significant impact on its financial position or results of operations. These costs do not include internal personnel time involved with the installation and testing of the Company's systems. The Company has funded, and intends to fund, its Year 2000 related expenditures out of general operating sources and expense them as incurred.

         The risks associated with this issue go beyond the Company's own ability to solve Year 2000 problems. Should significant commercial customers fail to address Year 2000 issues effectively, their ability to meet debt service requirements could be impaired, resulting in increased credit risk and potential increases in loan charge-offs. Should significant depositors or other sources of funds fail to address Year 2000 issues effectively, the Company could be forced to utilize alternative funding vehicles, possibly at higher costs than it currently incurs. In addition, should suppliers of critical services fail in their efforts to become Year 2000 compliant, or if significant third party interfaces fail to be compatible with the Company's systems or fail to be Year 2000 compliant, it could have significant adverse effects on the operations and financial results of the Company.

                          Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

         The Company has taken steps to identify and contact significant borrower, depositor and supplier relationships in order to assess their Year 2000 readiness and the potential for an adverse impact to the Company should their systems not be compliant with Year 2000. Based upon the information we have received to date, there have been no significant issues that have been identified with respect to the Year 2000 readiness of significant borrowers, depositors or suppliers. The Company has developed and tested contingency plans and strategies to address possible instances in which a system or resource fails to be compliant. The contingency plans vary with the affected systems. These contingency plans include details for performing some key procedures or functions manually, utilizing alternative energy and/or communication systems, identifying Company personnel to be on standby to address problems, if and when they arise, and drawing on additional liquidity sources if the need for such funds arises. Based upon testing results, communication with borrowers, depositors, and suppliers, and contingency plans in place, the Company believes that the failure of its critical software systems as a result of the Year 2000 is unlikely.

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

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

         In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As recently amended, this Statement is currently effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating what impact, if any, this Statement will have on the Company's consolidated financial statements.

                                      Hudson River Bancorp, Inc.
                                 Management's Discussion and Analysis
                                              (continued)

Table A. Financial Highlights

                                       For the Three Months Ended            For the Years Ended
                                               June 30,                             March 31,
                                       --------------------------   ----------------------------------
                                             1999       1998              1999        1998       1997
                                             ----       ----              ----        ----       ----
Financial Ratios:
-----------------
Return on average assets ........            0.95%      0.54%              0.47%      0.43%      0.88%
Return on average equity ........            3.82       5.71               2.05       4.18       8.94
Net interest rate spread ........            3.86       4.00               3.63       4.11       3.97
Net interest margin .............            5.07       4.50               4.82       4.68       4.48
Efficiency ratio(1) .............           53.14      53.20              51.12      57.25      54.34
Expense ratio(1) ................            2.72       2.46               2.52       2.80       2.48


Per Share Data:
---------------
Basic earnings per share(2) .....     $      0.13         --        $      0.17         --         --
Diluted earnings per share(2) ...            0.13         --               0.17         --         --
Book value at year end ..........           14.13         --              14.02         --         --
Book value at year end, including
     unallocated ESOP shares and
     unvested RRP shares ........           12.43         --              12.39         --         --
Closing market price ............           11.1250       --              10.9375       --         --
                                                             At Period Ended
                                                -----------------------------------------
                                                 June 30,              March 31,
                                                            -----------------------------
                                                  1999        1999       1998       1997
                                                ------      -------     ------    -------
Asset Quality Ratios:
---------------------
Non-performing loans to total loans ....          2.59%       1.72%      3.10%      4.06%
Non-performing assets to total assets ..          1.99        1.41       2.57       3.60
Allowance as a % of non-performing loans        100.47      143.77      52.32      29.37
Allowance as a % of loans ..............          2.61        2.47       1.62       1.19

Capital Ratio:
--------------
Equity to total assets .................         24.26       24.89      10.18      10.00

(1) Ratio does not include other real estate owned and repossessed property expenses and net securities transactions for each period. The March 31, 1999 ratio does not include a charitable contribution to the Hudson River Bank & Trust Company Foundation.

(2) Earnings per share data only applies to periods since the Company's initial public offering on July 1, 1998.

                                                     Hudson River Bancorp, Inc.
                                                Management's Discussion and Analysis
                                                             (continued)

Table B.  Average Balances, Interest, and Yields

                                                                               Three Months Ended June 30,
                                                    --------------------------------------------------------------------------------
                                                                      1999                                     1998
                                                    ---------------------------------------   --------------------------------------
                                                      Average                      Average      Average                    Average
(In thousands)                                        Balance       Interest     Yield/Rate     Balance      Interest    Yield/Rate
                                                    ---------       ---------    ----------    ---------     ---------   ----------
Earning assets:

Federal funds sold ............................     $    --         $    --         -- %      $  41,994     $     603        5.76%
Securities purchased under agreements to resell          --              --         --           13,187           189        5.75
Securities available for sale (1) .............       223,741           3,516      6.30          67,951         1,115        6.58
Securities held to maturity ...................        19,508             322      6.62          62,692         1,017        6.51
Federal Home Loan Bank of NY stock ............         3,299              55      6.69           3,035            57        7.53
Loans receivable (2) ..........................       590,507          12,931      8.78         514,111        12,073        9.42
                                                    ---------       ---------      ----       ---------     ---------        ----
     Total earning assets .....................     $ 837,055       $  16,824      8.06%      $ 702,970     $  15,054        8.59%
                                                                    ---------      ----                     ---------        ----

Cash and due from banks .......................        13,147                                    17,181
Allowance for loan losses .....................       (14,689)                                   (8,651)
Other non-earning assets ......................        32,902                                    26,085
                                                    ---------                                 ---------
     Total assets .............................     $ 868,415                                 $ 737,585
                                                    =========                                 =========

Interest-bearing liabilities:

Savings accounts ..............................     $ 146,249       $   1,100      3.02%      $ 197,342     $   1,703        3.46%
N.O.W. and money market accounts ..............       103,294             727      2.82         101,971           734        2.89
Time deposit accounts .........................       301,863           3,904      5.19         319,395         4,662        5.85
Mortgagors' escrow deposits ...................         5,402              29      2.15           5,275            30        2.28
Securities sold under agreements to repurchase            610               6      3.95              --            --          --
Other short-term borrowings ...................        38,469             473      4.93           2,347            34        5.81
                                                    ---------       ---------      ----       ---------     ---------        ----
     Total interest-bearing liabilities .......     $ 595,887       $   6,239      4.20%      $ 626,330     $   7,163        4.59%
                                                                    ---------      ----                     ---------        ----

(1) Average balances include fair value adjustment.
(2) Average balances include non-accrual loans.

                                                     Hudson River Bancorp, Inc.
                                                Management's Discussion and Analysis
                                                             (continued)

Table B.  Average Balances, Interest, and Yields (continued)

                                                                               Three Months Ended June 30,
                                                      ------------------------------------------------------------------------------
                                                                      1999                                     1998
                                                    ---------------------------------------   --------------------------------------
                                                      Average                      Average      Average                    Average
(In thousands)                                        Balance       Interest     Yield/Rate     Balance      Interest    Yield/Rate
                                                    ---------       ---------    ----------   ---------     ---------        ----
Noninterest-bearing deposits ..................     $  42,386                                 $  35,104
Other noninterest-bearing liabilities .........        13,484                                     6,934
Shareholders' equity ..........................       216,658                                    69,217
                                                    ---------                                 ---------
     Total liabilities and shareholders' equity     $ 868,415                                 $ 737,585
                                                    =========                                 =========


Net interest income ...........................                     $  10,585                               $   7,891
                                                                    =========                               =========
Net interest spread ...........................                                    3.86%                                     4.00%
                                                                                   ====                                      ====
Net interest margin ...........................                                    5.07%                                     4.50%
                                                                                   ====                                      ====


(1) Average balances include fair value adjustment.
(2) Average balances include non-accrual loans.

                                 Hudson River Bancorp, Inc.
                            Management's Discussion and Analysis
                                         (continued)


Table C.  Volume and Rate Analysis

                                                                    1999 vs 1998
                                                          ---------------------------------
                                                          Due To       Due to        Net
(In thousands)                                            Volume        Rate        Change
                                                          ---------------------------------
Interest and dividend income:
     Federal funds sold ............................     $  (603)        --        $  (603)
     Securities purchased under agreements to resell        (189)        --           (189)
     Securities available for sale .................       2,450          (49)       2,401
     Securities held to maturity ...................        (712)          17         (695)
     Federal Home Loan Bank of NY stock ............           5           (7)          (2)
     Loans receivable ..............................       1,711         (853)         858

                                                         -------      -------      -------
     Total interest and dividend income ............     $ 2,662         (892)     $ 1,770
                                                         -------      -------      -------


Interest expense:
     Savings accounts ..............................     $  (403)     $  (200)     $  (603)
     N.O.W. and money market accounts ..............           9          (16)          (7)
     Time deposit accounts .........................        (246)        (512)        (758)
     Mortgagors' escrow deposits ...................           1           (2)          (1)
     Securities sold under agreements to repurchase            6         --              6
     Other short-term borrowings ...................         445           (6)         439

                                                         -------      -------      -------
     Total interest expense ........................     $  (188)     $  (736)     $  (924)
                                                         -------      -------      -------

Net interest income ................................     $ 2,850      $  (156)     $ 2,694
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

                                                     Hudson River Bancorp, Inc.
                                                Management's Discussion and Analysis
                                                             (continued)

Table D. Loan Portfolio Analysis

                                                                 June 30,                              March 31,
                                                                                   -------------------------------------------------
(In thousands)                                                     1999                      1999                       1998
                                                         ---------------------     ---------------------     -----------------------
                                                           Amount          %         Amount          %        Amount            %
                                                         ---------       -----     ---------       -----     ---------        -----
Loans secured by real estate:
             Residential ...........................     $ 311,635        51.6%    $ 295,466        51.1%    $ 269,435         53.2%
             Commercial ............................       104,364        17.3        91,480        15.8        76,570         15.1
             Construction ..........................         5,033         0.8         3,401         0.6         4,621          0.9
                                                         ---------       -----     ---------       -----     ---------        -----
                  Total loans secured by real estate     $ 421,032        69.7%    $ 390,347        67.5%    $ 350,626         69.2%
                                                         ---------       -----     ---------       -----     ---------        -----

Other loans:
             Manufactured housing ..................     $  88,104        14.6%    $  90,354        15.6%    $  97,426         19.2%
             Commercial ............................        32,981         5.5        29,024         5.0        18,484          3.7
             Financed insurance premiums ...........        49,794         8.2        57,901        10.0        27,976          5.5
             Consumer ..............................        13,252         2.2        12,440         2.2        11,857          2.3
                                                          ---------       -----     ---------       -----     ---------        -----
                  Total other loans ................     $ 184,131        30.5%    $ 189,719        32.8%    $ 155,743         30.7%
                                                         ---------       -----     ---------       -----     ---------        -----

Unearned discount and net deferred loan
             origination fees and costs ............        (1,355)       (0.2)       (1,967)       (0.3)          609          0.1
                                                         ---------       -----     ---------       -----     ---------        -----
             Total loans receivable ................     $ 603,808       100.0%    $ 578,099       100.0%    $ 506,978        100.0%
                                                                         =====                     =====                     ======
Allowance for loan losses ..........................       (15,736)                  (14,296)                   (8,227)
                                                         ---------                 ---------                 ---------
                  Net loans receivable .............     $ 588,072                 $ 563,803                $  498,751
                                                         =========                 =========                ==========

                               Hudson River Bancorp, Inc.
                          Management's Discussion and Analysis
                                       (continued)

Table E. Non-Performing Assets


                                                      June 30,            March 31,
                                                                   -------------------
(In thousands)                                          1999         1999         1998
                                                      -------      -------      -------
Non-accruing loans
     Residential real estate ....................     $ 2,387      $ 2,253      $ 4,512
     Commercial real estate .....................       2,403        2,669        5,253
     Commercial loans ...........................        --           --           --
     Manufactured housing .......................       2,114        2,315        3,060
     Financed insurance premiums ................       8,651        2,549        2,768
     Consumer ...................................         107          158          114
                                                      -------      -------      -------
Total ...........................................     $15,662      $ 9,944      $15,707
                                                      -------      -------      -------


Accruing loans past due 90 days or more
                                                      -------      -------      -------
and still accruing interest .....................        --           --             16
                                                      -------      -------      -------

Total non-performing loans ......................     $15,662      $ 9,944      $15,723
                                                      =======      =======      =======

Foreclosed and repossessed assets
     Residential real estate ....................     $   200      $   258      $   145
     Commercial real estate .....................         252          474          299
     Repossessed property .......................       1,231        1,776        1,088
                                                      -------      -------      -------
Total ...........................................     $ 1,683      $ 2,508      $ 1,532
                                                      =======      =======      =======

Total non-performing assets .....................     $17,345      $12,452      $17,255
                                                      =======      =======      =======
Allowance for loan losses .......................     $15,736      $14,296      $ 8,227
                                                      =======      =======      =======

Allowance as a percentage of non-performing loans      100.47%      143.77%       52.32%
Non-performing assets as a percentage of
   total assets .................................        1.99%        1.41%        2.57%
Non-performing loans as a percentage of
     total loans ................................        2.59%        1.72%        3.10%

                                               Hudson River Bancorp, Inc.
                                          Management's Discussion and Analysis
                                                      (continued)

Table F. Loan Loss Experience

                                                                  Three Months Ended                  Years Ended
(In thousands)                                                         June 30,                        March 31,
                                                             --------------------------      -------------------------
                                                                1999            1998            1999            1998
                                                                ----            ----            ----            ----
Loans outstanding (end of period) ......................     $ 603,808       $ 515,511       $ 578,098       $ 506,978
                                                             =========       =========       =========       =========
Average loans outstanding
              (period to date) .........................     $ 590,507       $ 514,111       $ 522,974       $ 507,293
                                                             =========       =========       =========       =========
Allowance for loan losses at
              beginning of period ......................     $  14,296       $   8,227       $   8,227       $   5,872

Loan charge-offs:
              Residential real estate ..................           (24)            (84)           (251)           (440)
              Commercial real estate ...................          --               (27)            (95)         (1,298)
              Commercial loans .........................          --               (25)           (136)         (2,309)
              Manufactured housing .....................          (243)           (386)         (1,331)           (480)
              Consumer .................................           (77)            (56)           (139)           (112)
              Financed insurance premiums ..............          (117)           (453)         (1,239)         (2,091)
                                                             ---------       ---------       ---------       ---------
                          Total charge-offs ............          (461)         (1,031)         (3,191)         (6,730)
                                                             ---------       ---------       ---------       ---------
Loan recoveries:
              Residential real estate ..................            40              27             341               8
              Commercial real estate ...................            42            --               777              17
              Commercial loans .........................             2               4              17              10
              Manufactured housing .....................            13              11              73             105
              Consumer .................................             4               6              25              38
              Financed insurance premiums ..............           100             187             686             416
                                                             ---------       ---------       ---------       ---------
                          Total recoveries .............           201             235           1,919             594
                                                             ---------       ---------       ---------       ---------

Loan charge-offs, net of recoveries ....................          (260)           (796)         (1,272)         (6,136)

Provision charged to operations ........................         1,700           2,216           7,341           8,491
                                                             ---------       ---------       ---------       ---------
Allowance for loan losses
              at end of period .........................     $  15,736       $   9,647       $  14,296       $   8,227
                                                             =========       =========       =========       =========
Ratio of net charge-offs during
              the period to average loans
              outstanding during the period (annualized)          0.18%           0.62%           0.24%           1.21%
                                                             =========       =========       =========       =========
Provision as a percentage of average loans
              outstanding during the period (annualized)          1.15%           1.73%           1.40%           1.67%
                                                             =========        =========       =========       =========
Allowance as a percentage of loans
              outstanding (end of period) ..............          2.61%           1.87%           2.47%           1.62%
                                                             =========       =========       =========       =========

                           Hudson River Bancorp, Inc.
           Quantitative and Qualitative Disclosures About Market Risk


ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See detailed discussion of market risk within the Risk Management section of Management's Discussion and Analysis included in Item 2 of this Form 10-Q.




                           HUDSON RIVER BANCORP, INC.
                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
                           None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                           None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                           None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None

ITEM 5:  OTHER INFORMATION
                           None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  The following exhibit is included herein:
                           (27) Financial Data Schedule (included in electronic format only)

                  (b)  Reports on Form 8-K
                           A current report on Form 8-K was filed with the SEC on May 25, 1999 to announce the execution of a definitive agreement to acquire SFS Bancorp, Inc.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         HUDSON RIVER BANCORP, INC.






         08/13/99                        /s/Carl A. Florio
         --------                        -----------------
           Date                          Carl A. Florio, Director, President and
                                         Chief Executive Officer (Principal
                                         Executive and Operating Officer)




         08/13/99                        /s/Timothy E. Blow
         --------                        ------------------
           Date                          Timothy E. Blow, Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)