Form 10-Q
period 1999-09-30
HUDSON RIVER BANCORP INC
filed 1999-11-15
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         As of November 3, 1999, there were issued and outstanding 16,435,154 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

                  ITEM 1.  Financial Statements (unaudited)

                                    Consolidated Balance Sheets at September 30,
                                    1999 and March 31, 1999

                                    Consolidated Income Statements for the three
                                    and six months ended  September 30, 1999 and
                                    1998

                                    Consolidated  Statements  of Cash  Flows for
                                    the six months ended  September 30, 1999 and
                                    1998

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

                  ITEM 3. Defaults Upon Senior Securities

                  ITEM 4. Submission of Matters to a Vote of Security Holders

                  ITEM 5. Other Information

                  ITEM 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

Item 1. Financial Statements

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                          September 30,         March 31,
(In thousands, except share and per share data)                                               1999                1999
                                                                                         ----------------    ----------------
Assets
Cash and due from banks                                                                         $ 13,125            $ 12,722
Securities available for sale, at fair value                                                     245,580             242,611
Securities held to maturity (fair value of $12,531 and $23,235)                                   12,507              23,041
Federal Home Loan Bank of New York stock, at cost                                                  4,765               3,299

Loans receivable                                                                                 756,865             578,099
Allowance for loan losses                                                                       (17,809)            (14,296)
                                                                                         ----------------    ----------------
     Net loans receivable                                                                        739,056             563,803
                                                                                         ----------------    ----------------

Accrued interest receivable                                                                        6,445               5,701
Premises and equipment, net                                                                       18,838              16,807
Other real estate owned and repossessed property                                                   1,676               2,508
Goodwill and other intangibles                                                                    12,182               3,215
Other assets                                                                                      13,350               7,432
                                                                                         ----------------    ----------------
     Total assets                                                                             $1,067,524            $881,139
                                                                                         ================    ================

(continued)

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                          September 30,         March 31,
(In thousands, except share and per share data)                                               1999                1999
                                                                                         ----------------    ----------------
Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
     Savings                                                                                     186,108             145,985
     N.O.W. and money market                                                                     120,505              99,390
     Time deposits                                                                               392,506             302,479
     Non-interest bearing deposits                                                                51,806              43,960
                                                                                         ----------------    ----------------
          Total deposits                                                                         750,925             591,814
                                                                                         ----------------    ----------------

  Securities sold under agreements to repurchase                                                   2,693                 845
  Short-term borrowings                                                                           58,300              27,600
  Long-term debt                                                                                  30,600                   -
  Mortgagors' escrow balances                                                                      4,428               3,869
  Other liabilities                                                                               13,117              37,670
                                                                                         ----------------    ----------------
          Total liabilities                                                                      860,063             661,798
                                                                                         ----------------    ----------------

Shareholders' Equity:
  Preferred stock, $.01 par value, Authorized 5,000,000 shares                                        --                  --
  Common stock, $.01 par value, Authorized 40,000,000 shares;
          17,853,750 shares issued at September 30, 1999 and March 31, 1999                          179                 179
  Additional paid-in capital                                                                     174,894             174,894
  Unallocated common stock held by ESOP                                                         (17,200)            (17,200)
  Unvested restricted stock awards                                                               (7,562)             (7,996)
  Treasury stock, at cost (1,236,096 shares at September 30, 1999 and
          157,500 shares at March 31, 1999)                                                     (13,619)             (1,663)
  Retained earnings, substantially restricted                                                     75,380              71,893
  Accumulated other comprehensive loss                                                           (4,611)               (766)
                                                                                         ----------------    ----------------
          Total shareholders' equity                                                             207,461             219,341
                                                                                         ----------------    ----------------

          Total liabilities and shareholders' equity                                          $1,067,524            $881,139
                                                                                         ================    ================

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                         Consolidated Income Statements
                                   (unaudited)

                                                                      For the Three                     For the Six
                                                                Months Ended September 30,       Months Ended September 30,
                                                              -------------------------------  -------------------------------
(In thousands, except per share data)                              1999             1998           1999              1998
                                                              ---------------   -------------  --------------    -------------
Interest and dividend income:
     Interest and fees on loans                                    $  14,092       $  12,018       $  27,023        $  24,091
     Securities available for sale                                     3,701           2,346           7,217            3,461
     Securities held to maturity                                         261             870             583            1,887
     Federal funds sold                                                    -             378               -              981
     Securities purchased under agreements to resell                       -           1,009               -            1,198
     Federal Home Loan Bank of New York stock                             68              54             123              111
                                                              ---------------   -------------  --------------    -------------
           Total interest and dividend income                         18,122          16,675          34,946           31,729
                                                              ---------------   -------------  --------------    -------------

Interest expense:
     Deposits                                                          6,082           6,464          11,842           13,593
     Securities sold under agreements to repurchase                       20               -              26                -
     Short-term borrowings                                               496              16             969               50
     Long-term debt                                                      182               -             182                -
                                                              ---------------   -------------  --------------    -------------
           Total interest expense                                      6,780           6,480          13,019           13,643
                                                              ---------------   -------------  --------------    -------------

           Net interest income                                        11,342          10,195          21,927           18,086
Provision for loan losses                                              1,500           1,944           3,200            4,160
                                                              ---------------   -------------  --------------    -------------
           Net interest income after
               provision for loan losses                               9,842           8,251          18,727           13,926
                                                              ---------------   -------------  --------------    -------------

(continued)

                           Hudson River Bancorp, Inc.
                         Consolidated Income Statements
                                   (unaudited)

                                                                      For the Three                     For the Six
                                                                Months Ended September 30,       Months Ended September 30,
                                                              -------------------------------  -------------------------------
(In thousands, except per share data)                              1999             1998           1999              1998
                                                              ---------------   -------------  --------------    -------------
Other operating income:
     Service charges on deposit accounts                                 378             323             710              656
     Loan servicing income                                                35              46              72               93
     Net securities transactions                                           4              26              83               32
     Net gain on sales of loans held for sale                              -              16               -               65
     Other income                                                        236             264             380              453
                                                              ---------------   -------------  --------------    -------------
           Total other operating income                                  653             675           1,245            1,299
                                                              ---------------   -------------  --------------    -------------
Other operating expenses:
     Compensation and benefits                                         3,403           2,769           6,501            5,190
     Occupancy                                                           418             384             805              767
     Equipment                                                           532             368           1,122              748
     Other real estate owned and
          repossessed property expenses                                  258             157             661              298
     Legal and other professional fees                                   124             238             356              334
     Postage and item transportation                                     167             183             346              377
     Charitable foundation contribution                                    -           5,200               -            5,200
     Goodwill and other intangibles amortization                         433              43             524               86
     Other expenses                                                    1,541           1,110           2,862            2,120
                                                              ---------------   -------------  --------------    -------------
           Total other operating expenses                              6,876          10,452          13,177           15,120
                                                              ---------------   -------------  --------------    -------------

Income (loss) before income tax expense (benefit)                      3,619         (1,526)           6,795              105
Income tax expense (benefit)                                           1,240           (604)           2,355               41
                                                              ---------------   -------------  --------------    -------------
           Net income (loss)                                       $   2,379        $  (922)       $   4,440          $    64
                                                              ===============   =============  ==============    =============

Basic earnings (loss) per share                                    $    0.16       $  (0.06)        $   0.29        $  (0.06)
                                                              ===============   =============  ==============    =============
Diluted earnings (loss) per share                                  $    0.16       $  (0.06)        $   0.29        $  (0.06)
                                                              ===============   =============  ==============    =============

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                      For the Six Months Ended
                                                                                           September 30,
                                                                                  ---------------------------------
    (In thousands)                                                                    1999                1998
                                                                                  --------------     --------------
    Cash flows from operating activities:
      Net income                                                                      $   4,440              $  64
      Adjustments to reconcile net income to net cash
        used in and provided by operating activities:
        Depreciation                                                                        945                911
        Goodwill and other intangibles amortization                                         524                 86
        Provision for loan losses                                                         3,200              4,160
        Charitable foundation contribution                                                    -              5,200
        Amortization of restricted stock awards                                             434                  -
        Net securities transactions                                                         (83)               (32)
        Net gain on sales of loans held for sale                                              -                (65)
        Net loans originated for sale                                                         -             (7,730)
        Proceeds from sales of loans held for sale                                            -              9,025
        Adjustments of other real estate owned and
          repossessed property to fair value                                                595                118
        Net gain on sales of other real estate owned
          and repossessed property                                                         (524)              (281)
        Net loss on disposition of premises and equipment                                   253                  -
        Net decrease (increase) in accrued interest receivable                              340             (1,582)
        Net (increase) decrease in other assets                                            (849)               627
        Net decrease in other liabilities                                               (27,941)            (4,346)
                                                                                  --------------     --------------
          Total adjustments                                                             (23,106)             6,091
                                                                                  --------------     --------------
          Net cash (used in) provided by operating activities                           (18,666)             6,155
                                                                                  --------------     --------------

(continued)
                           Hudson River Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                       For the Six Months Ended
                                                                                            September 30,
                                                                                  ---------------------------------
    (In thousands)                                                                    1999                1998
                                                                                  --------------     --------------
    Cash flows from investing activities:
      Net cash used in acquisition activity                                             (27,975)                 -
      Proceeds from sales of securities available for sale                                3,009                  -
      Proceeds from maturities, calls and paydowns of securities available
          for sale                                                                       30,097             18,485
      Purchases of securities available for sale                                        (15,203)          (162,433)
      Proceeds from maturities, calls and paydowns of securities held to
          maturity                                                                       10,534             16,441
      Net loans made to customers                                                       (38,588)           (22,718)
      Proceeds from sales of and payments received on other real estate owned
          and repossessed property                                                        2,319              2,586
      Purchases of premises and equipment                                                (1,373)              (945)
                                                                                  --------------     --------------
          Net cash used in investing activities                                         (37,180)          (148,584)
                                                                                  --------------     --------------
    Cash flows from financing activities:
      Net increase in deposits                                                            8,488              7,072
      Net increase in securities sold under agreements to repurchase                      1,848                  -
      Net increase (decrease) in short-term borrowings                                   30,600             (2,000)
      Issuance of long-term debt                                                         30,000                  -
      Net (decrease) increase in mortgagors' escrow balances                             (1,778)             1,388
      Net proceeds from stock offering                                                        -            169,967
      Acquisition of common stock by Employee Stock Ownership Plan                            -           (18,428)
      Dividends paid                                                                       (953)                 -
      Purchase of treasury stock                                                        (11,956)                 -
                                                                                  --------------     --------------
          Net cash provided by financing activities                                      56,249            157,999
                                                                                  --------------     --------------
Net increase in cash and cash equivalents                                                   403             15,570
Cash and cash equivalents at beginning of period                                         12,722             34,273
                                                                                  --------------     --------------
Cash and cash equivalents at end of period                                            $  13,125          $  49,843
                                                                                  ==============     ==============
Supplemental cash flow information:
      Interest paid                                                                   $  13,012          $  13,646
      Taxes paid                                                                              -                  -

Supplemental disclosures of non-cash investing and financing activities:
      Loans transferred to other real estate owned and repossessed property           $   1,460           $  2,645
      Adjustment of securities available for sale to fair value, net of tax              (3,845)               835
      Acquisition activity:
          Fair value of noncash assets acquired                                         175,959                  -
          Fair value of liabilities assumed                                             157,048                  -

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1999. Operating results for the three and six month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for a full year.

         2. The Company completed its acquisition of SFS Bancorp, Inc. (SFS) on September 3, 1999, exchanging $25.10 in cash for each share of SFS common stock outstanding. Total assets of $176.9 million and total deposits of $150.4 million were acquired. The Company utilized long-term debt with maturities ranging from one-to-five years to fund the transaction. Under purchase accounting rules, the assets acquired and the liabilities assumed were adjusted to estimated fair value. Goodwill amounting to $9.1 million was recorded relating to this transaction and will be amortized on a straight line basis over fifteen years. The results of SFS are included in the consolidated financial statements only since the date of acquisition.

         3. On April 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income (loss) includes the reported net income (loss) of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income (loss) represents net income (loss) plus other comprehensive income (loss), which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive (loss) income for the three month periods ended September 30, 1999 and 1998 was $717 thousand and $(162) thousand, respectively. Comprehensive income for the six month periods ended September 30, 1999 and 1998 was $595 thousand and $899 thousand, respectively.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


         4. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and six month periods ended September 30, 1999. Earnings of the Company prior to its initial public offering on July 1, 1998 are not included in the calculation of earnings per share for the six months ended September 30, 1998. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

                           Hudson River Bancorp, Inc.
          Notes to Unaudited Consolidated Interim Financial Statements
                                   (continued)

                                                            For the Three Months Ended September 30,
                                      -------------------------------------------------------------------------------------
(In thousands, except for                               1999                                        1998
    share and per share data)         ------------------------------------------  -----------------------------------------
                                                      Weighted          Per                       Weighted         Per
                                          Net          Average         Share          Net          Average        Share
                                        Income         Shares         Amount         Loss          Shares         Amount
                                      ------------ ---------------- ------------  ------------ ---------------- -----------
Basic earnings (loss) per share           $ 2,379       14,811,229      $  0.16       $ (922)       16,458,738    $ (0.06)

Effect of potential common
       shares outstanding:
          Stock options                                      6,065                                           -
          Restricted stock awards                           42,731                                           -
                                                   ----------------                            ----------------
                                                            48,796                                           -
                                      ------------ ---------------- ------------  ------------ ---------------- -----------

Diluted earnings (loss) per share         $ 2,379       14,860,025      $  0.16       $ (922)       16,458,738    $ (0.06)
                                      ============ ================ ============  ============ ================ ===========

                                                             For the Six Months Ended September 30,
                                      -------------------------------------------------------------------------------------
                                                        1999                                        1998
                                      ------------------------------------------  -----------------------------------------
                                                      Weighted          Per                       Weighted         Per
                                          Net          Average         Share          Net          Average        Share
                                        Income         Shares         Amount         Loss          Shares         Amount
                                      ------------ ---------------- ------------  ------------ ---------------- -----------
Basic earnings (loss) per share           $ 4,440       15,051,189      $  0.29       $ (922)       16,458,738    $ (0.06)

Effect of potential common
       shares outstanding:
          Stock options                                      3,049                                           -
          Restricted stock awards                           21,482                                           -
                                                   ----------------                            ----------------
                                                            24,531                                           -
                                      ------------ ---------------- ------------  ------------ ---------------- -----------
Diluted earnings (loss) per share         $ 4,440       15,075,720      $  0.29       $ (922)       16,458,738    $ (0.06)
                                      ============ ================ ============  ============ ================ ===========

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
         The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and subsidiary (the "Company") during the three and six months ended September 30, 1999, with comparisons to 1998 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 1999 Annual Report to Shareholders, should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.
         On July 1, 1998, Hudson River Bank & Trust Company (the "Bank") completed its conversion from a New York chartered mutual savings bank to a New York chartered stock savings bank (the "Conversion"). Concurrent with the Conversion, Hudson River Bancorp, Inc. completed its initial public offering of common stock, receiving approximately $173.3 million in gross proceeds ($170.0 million net of offering expenses) in exchange for 17,333,738 shares of its common stock. An additional 520,012 common shares were contributed to Hudson River Bank & Trust Company Foundation. The Company used a portion of the proceeds to purchase all of the common stock of the Bank. Prior to the initial public offering, Hudson River Bancorp, Inc. had no results of operations, therefore results of operations prior to July 1, 1998 reflect the operations of the Bank.
         The Company's primary market area, with 17 full-service branches, consists of the New York counties of Columbia, Rensselaer, Albany, Schenectady, and Dutchess. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest and dividend income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan losses and other operating income, such as loan servicing income and fees on deposit related services; it is also impacted by other operating expenses, such as compensation and occupancy expenses and Federal and state income taxes.
         The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. Future changes in applicable laws, regulations or government policies may have a material impact on the Company. Lending activities are substantially influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. The ability to gather deposits and the cost of funds are influenced by prevailing market interest rates, fees and terms on deposit products, as well as the availability of alternative investments, including mutual funds and stocks.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


         a. Deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate;
         b. Changes in market interest rates or changes in the speed at which market interest rates change;
         c. Changes in laws and regulations affecting the financial services industry;
         d.       Changes in competition;
         e.       Changes in consumer preferences; and
         f. Uncertainties relating to the impact of the Year 2000 on the Company, its suppliers, borrowers and depositors.

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

MERGER AND ACQUISITION ACTIVITY
-------------------------------

         On September 3, 1999 the Company completed its acquisition of SFS Bancorp, Inc. ("SFS") paying $25.10 in cash for each share of SFS common stock outstanding (the "SFS Acquisition"). The total consideration was approximately $32 million. The transaction was accounted for under the purchase method of accounting and is anticipated to be accretive to earnings immediately. The Company recorded goodwill associated with this transaction totaling $9.1 million. The goodwill will be amortized straight line over fifteen years. SFS had total assets of $176.9 million and total deposits of $150.4 million as of September 3, 1999 and its four branches within Schenectady County were added to the Hudson River Bank & Trust Company branch network.

OVERVIEW
--------

         The Company realized net income for the three months ended September 30, 1999 amounting to $2.4 million, or $0.16 per share, up $3.3 million from the $922 thousand loss realized during the three months ended September 30, 1998. Net income for the six months ended September 30, 1999 was $4.4 million, or $0.29 per share, up $4.4 million from the $64 thousand earned during the same period a year previous. Net income in the prior year was significantly impacted by a $5.2 million ($3.1 million after-tax) nonrecurring expense taken during July 1998 associated with the contribution of stock to the Hudson River Bank & Trust Company Foundation. The increases over the prior year results were also a result of higher net interest income and a lower provision for loan losses, partially offset by higher other operating expenses after adjusting for the nonrecurring expense, and higher income tax expense. For the three months ended September 30, 1999, the Company's return on average assets was 1.02% and its return on average equity was 4.49%. See Table A, "Financial Highlights".

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

Earning Assets

         Total average earning assets increased to $896.1 million for the three months ended September 30, 1999, up from $814.5 million in the same period of 1998. This increase was primarily a result of the completion of the SFS Acquisition during the quarter ended September 30, 1999. For the six months ended September 30, 1999, average earning assets were $866.7 million, up from $759.1 million in 1998. This increase is attributed to the SFS Acquisition as well as the impact of the Company's initial public offering on July 1, 1998. Interest and dividend income for the three months ended September 30, 1999 was $18.1 million, up $1.4 million from 1998. For the six months ended September 30, 1999, interest and dividend income was $34.9 million, an increase of $3.2 million over the same period in 1998. The increase in average balances was the primary reason for the higher income, offset by lower yields on those assets. The yield on earning assets fell from 8.12% for the three months ended September 30, 1998 to 8.05% in 1999. For the six months ended September 30, 1999, yields declined from 8.34% in 1998 to 8.06% in 1999. The change in the Company's asset mix from lower yielding investments to higher yielding loans has reduced the impact of a lower rate environment on its earning assets. Earning assets at September 30, 1999 were $1.0 billion, up from $847.1 million at March 31, 1999 primarily as a result of the SFS Acquisition.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Loans

         The average balance of loans increased to $652.1 million for the three months ended September 30, 1999, up $133.9 million from the $518.2 million average for the same period in the prior year. The yield on loans for the quarter decreased 60 basis points, from 9.20% in 1998 to 8.60% in 1999. Interest income on loans for the three months ended September 30, 1999 increased to $14.1 million from $12.0 million in 1998. The increase in average balances for the quarter resulted in a $2.9 million increase in interest income that was partially offset by an $863 thousand decrease in interest income due to lower rates. On a year to date basis, average loans were $621.5 million, up from $516.2 million in 1998. The yield on loans for the six months ended September 30, 1999 was 8.70%, down from 9.31% in 1998. The impact of higher average balances resulted in an increase of $4.7 million in interest income. This increase was partially offset by a $1.7 million decrease in interest income due to lower rates.
         Total loans were $756.9 million at September 30, 1999, up $178.8 million from the $578.1 million at March 31, 1999. Loans secured by residential real estate increased from $295.5 million, or 51.1% of total loans at March 31, 1999, to $468.6 million, or 61.9% of total loans at September 30, 1999. This increase was primarily the result of the SFS Acquisition. Commercial real estate loans increased $27.3 million to $118.8 million at September 30, 1999 from $91.5 million at March 31, 1999. Commercial loans increased to $30.6 million at September 30, 1999 from $29.0 million at March 31, 1999. These increases were offset by decreases of $4.5 million in manufactured housing loans and $28.1 million in financed insurance premium loans. Management intends on continuing to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. The decrease in financed insurance premiums is a seasonal fluctuation as the majority of this business is written during the quarter ending March 31 and is paid down over the subsequent three quarters. See Table D, "Loan Portfolio Analysis".

                          Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)
Securities

         The average balance of securities available for sale and securities held to maturity (collectively "securities") increased $43.7 million to $240.3 million for the three months ended September 30, 1999, up from $196.5 million for the three months ended September 30, 1998. This increase is the result of the SFS Acquisition as well as the reinvestment of the Company's federal funds sold and securities purchased under agreements to resell into the securities available for sale portfolio during the last six months of the fiscal year ending March 31, 1999. Average securities for the six months ended September 30, 1999 were $241.7 million, an increase of $78.0 million from the corresponding period in the previous year. Interest income earned on securities was $4.0 million for the three months ended September 30, 1999, up $746 thousand from the $3.2 million earned in 1998. On a year to date basis, interest income on securities grew from $5.3 million in 1998 to $7.8 million in 1999. The growth in the average balances of securities resulted in the increase in interest and dividend income while the fluctuations in average rates did not have a significant impact.
         Securities at September 30, 1999 were $258.1 million, down $7.6 million from the $265.7 million the Company held as of March 31, 1999. The decrease was almost entirely due to calls, maturities and paydowns of securities (offset by the impact of the SFS Acquisition). Reinvestment of the proceeds were primarily directed to the loan portfolio to accommodate the growth experienced in that asset category. Management is continuing to allow the balance of securities held to maturity to decrease with new purchases of securities directed to the securities available for sale classification.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Federal Funds Sold and Securities Purchased Under Agreements to Resell

         The average balance of federal funds sold and securities purchased under agreements to resell was $96.7 million for the three months ended September 30, 1998, generating $1.4 million in interest income for that period. For the six months ended September 30, 1998, the average balance was $76.1 million, generating $2.2 million in interest income. The Company had no federal funds sold or securities purchased under agreements to resell during the three or six months ended September 30, 1999 as these asset categories were reinvested in the higher yielding loan and securities portfolios during the latter stages of the year ended March 31, 1999. For the immediate future, the Company does not anticipate utilizing this asset category for significant investments other than on a temporary basis as market conditions warrant.

Funding Sources

         The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding. However, other sources such as short-term borrowings and long-term debt are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased to $659.8 million for the three months ended September 30, 1999 from $557.6 million for the three months ended September 30, 1998. For the six months ended September 30, 1999, the average balance of interest-bearing liabilities was $628.0 million, up from $591.8 million for the same period in 1998. This increase in average balances is attributed primarily to the completion of the SFS Acquisition. Interest expense for the three months ended September 30, 1999 was $6.8 million, up $300 thousand from the same period in 1998. The increase in volume, offset by a decrease in the average rate paid from 4.61% to 4.09%, resulted in the overall increase in interest expense for the three month period. For the six months ended September 30, 1999, the increase in the average balance resulted in a $991 thousand increase in interest expense. This was more than offset by the $1.6 million reduction in interest expense resulting from lower average interest rates, 4.60% in 1998 to 4.15% in 1999.
         Interest-bearing liabilities at September 30, 1999 were $795.1 million, up from $580.2 million at March 31, 1999. This increase was a result of the SFS Acquisition as well as the necessity to fund the growth in assets of the Company, primarily in the loan portfolio.

                          Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)
Deposits

         The average balance of savings accounts increased $17.6 million to $161.2 million for the three months ended September 30, 1999, up from $143.6 million for the same period in 1998. On a year to date basis, the average balance of savings accounts was $153.8 million in 1999, down from $170.3 million in 1998. These fluctuations are the result of the impact of the SFS Acquisition during the period ended September 30, 1999, offset in part by the impact of the stock subscriptions received in the prior year relating to the Company's initial public offering, which temporarily increased deposits. Interest expense on savings accounts decreased from $1.2 million for the three months ended September 30, 1998 to $1.1 million in 1999. The decrease in average rates paid from 3.21% to 2.73% offset the effect of the higher average balances in the quarter ending September 30, 1999 and resulted in the decrease in interest expense for the quarter. The decline in average rates paid on savings accounts for the six months ended September 30, 1999 from 3.36% to 2.87% as well as the effect of the decline in average balances for this time period resulted in a overall decline of $659 thousand in interest expense on savings accounts when compared to the six months ended September 30, 1998.
         The average balance of time deposits increased from $313.4 million for the three months ended September 30, 1998 to $329.7 million for the three months ended September 30, 1999. On a year to date basis, the average balance of time deposits fell from $316.4 million in 1998 to $315.9 million in 1999. Interest expense on time deposits declined a total of $400 thousand for the three months ended September 30, 1999 from the comparable period in 1998. Lower average rates paid on time deposits of 5.07% for the three months ended September 30, 1999, down from 5.83% in 1998, offset the effect of the higher average balances and contributed to the reduction in interest expense for the three months ended September 30, 1999. For the six months ended September 30, 1999, the decline in average rates paid from 5.84% in 1998 to 5.13% in 1999 resulted in almost all of the $1.2 million decrease in interest expense during this time period.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

        Total  deposits,   including   $51.8  million  of   noninterest-bearing
deposits, were $750.9 million at September 30, 1999, up from $591.8 million ($44.0 million of noninterest-bearing deposits) at March 31, 1999. These increases were a result of the SFS Acquisition, as well as the Company's continued focus on commercial services, including commercial deposits, and the opening of our thirteenth branch at the end of March 1999.

Short-term Borrowings and Long-term Debt

         The average balance of short-term borrowings increased to $37.2 million for the three months ended September 30, 1999 from $1.1 million in 1998. For the six months ended September 30, 1999, the average balance of short-term borrowings was $37.8 million, up from $1.7 million for the same period in 1998. Interest expense on these borrowings was $496 thousand for the three months ended September 30, 1999, up $480 thousand from 1998. On a year to date basis, interest expense on short-term borrowings increased $919 thousand for the six months ended September 30, 1999 from 1998, almost entirely due to the increase in volume.
         The average balance of long-term debt was $12.3 million and $6.2 million for the three month and six month periods, ended September 30, 1999, respectively. The Company did not have any long-term debt during the periods ended September 30, 1998. As a result, all the increase in interest expense on long-term debt for both the three and six month periods ended September 30, 1999 is attributed to increases in volume.
         Short-term borrowings were $58.3 million at September 30, 1999, up from $27.6 million at March 31, 1999. This increase is a result of the funding of amounts due to insurance companies relating to the Company's financed insurance premium loans. These amounts due were reflected in other liabilities as of March 31, 1999 and paid in early April 1999, necessitating the need for additional borrowings at that time. Long-term debt was $30.6 million at September 30, 1999. The increase in this category was primarily attributed to the SFS Acquisition as well as management's continued monitoring of the Company's interest rate risk profile and investment opportunities afforded to it during the quarter ending September 30, 1999. The interest rates on the long-term debt are fixed with maturities ranging from one-to-five years, with call options ranging from one-to-three years.

Net Interest Income

         Net interest income for the three months ended September 30, 1999 was $11.3 million, up from the $10.2 million for the three months ended September 30, 1998. For the six months ended September 30, 1999, net interest income increased $3.8 million to $21.9 million from $18.1 million for the same period a year previous. The increase was the result of the increase in average earning assets and lower rates paid on interest-bearing liabilities. The impact of these factors was offset in part by lower rates earned on average earning assets and higher balances of interest-bearing liabilities. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended September 30, 1999 was 5.04%, up from 4.97% for the three months ended September 30, 1998. For the six months ended September 30, 1999, the net interest margin was 5.06%, up from 4.75% for 1998. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

                          Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)
RISK MANAGEMENT
---------------

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

         Total non-performing assets at September 30, 1999 were $16.5 million or 1.55% of total assets, up from $12.5 million or 1.41% at March 31, 1999. The $4.0 million increase in total non-performing assets is due to a $4.9 million increase in non-performing loans, partially offset by an $832 thousand decrease in foreclosed and repossessed assets.
         The increase in non-performing loans was primarily the result of a $4.4 million increase in financed insurance premium loans placed on non-accrual. These loans are placed on non-accrual usually within 30 days of a missed payment and collection procedures from insurance companies of the unearned premiums can take 90 days or longer. The increase was a by-product of the Company's growth in this lending category as of March 31, 1999 and is expected to be a seasonal increase based upon the Company's past experience with these loans. In addition, non-performing loans were also increased as a result of the SFS Acquisition. SFS had $ 937 thousand in non-performing loans immediately prior to the acquisition date.
         The $832 thousand decrease in foreclosed and repossessed assets was made up of a $719 thousand reduction of repossessed manufactured homes with the remainder made up of reductions in foreclosed residential and commercial properties, partially offset by foreclosed properties acquired as part of the SFS Acquisition.

Allowance and Provision For Loan Losses
---------------------------------------

         The allowance for loan losses at September 30, 1999 was $17.8 million, up from $14.3 million at March 31, 1999. Although the allowance for loan losses increased as of September 30, 1999 as compared with March 31, 1999 the allowance as a percentage of non-performing loans decreased from 143.8% at March 31, 1999 to 120.2% at September 30, 1999. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular emphasis on non-performing and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. The increase in the level of non-performing loans at September 30, 1999 resulted in the reduction of the allowance to non-performing loans ratio. Net charge-offs for the three months ended September 30, 1999 were $435 thousand, up from $31 thousand for the same period in 1998. The increase was primarily a result of one large recovery in the 1998 period. Gross charge-offs were relatively consistent for the three month periods ended September 30, 1999 and 1998. For the six months ended September 30, 1999, net charge-offs were $695 thousand, down from the $827 thousand in 1998. Gross charge-offs were down from $1.6 million for the six months ended September 30, 1998 to $1.0 million for the same period in 1999.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

         As a result of management's analysis of the risk characteristics of the lending portfolio, as well as the trends and levels of non-performing and other delinquent loans, a provision for loan losses of $1.5 million for the three months ended September 30, 1999 was recorded. The $1.5 million provision is down $444 thousand from the $1.9 million provision recorded for the three months ended September 30, 1998. For the six months ended September 30, 1999, the Company recorded a provision for loan losses of $3.2 million, down from $4.2 million in the prior year. An additional allowance of $1.0 million was acquired as part of the SFS Acquisition. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. Net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and non-performing loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. The Company anticipates that the provision for loan losses will continue to approximate current levels in the near term to accommodate planned growth in loans and the portfolio's changing risk profile, although there can be no assurance that loan losses will not exceed estimated amounts or that the provision for loan losses will not increase in future periods. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)
Liquidity Risk

         Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments.
         The Company's cash inflows result primarily from loan repayments, maturities and calls of securities held to maturity and securities available for sale, new deposits, and drawings upon the Company's credit lines with the Federal Home Loan Bank of New York. The Company's cash outflows consist of new loan originations, security purchases, deposit withdrawals, operating expenses and treasury stock purchases. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)
CAPITAL RESOURCES
-----------------

         Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well-capitalized" institution in accordance with regulatory standards. Total equity was $207.5 million at September 30, 1999, 19.43% of total assets on that date. As of March 31, 1999, total equity was $219.3 million or 24.89% of total assets. Tangible equity to tangible assets were 18.50% and 24.62% as of September 30, 1999 and March 31, 1999, respectively. These reductions in the equity to assets ratios are reflective of management's objectives to leverage its capital through asset growth, mergers and acquisitions, a dividend policy and a share repurchase program. The Company completed a 5% share repurchase program during July 1999 and is currently executing a 10% share repurchase program. As of September 30, 1999 the Company had an additional 1.4 million shares to acquire under its current repurchase program. As of September 30, 1999, the Company and the Bank exceeded all of its regulatory capital requirements.

OTHER OPERATING INCOME AND EXPENSES
-----------------------------------

         Total other operating income was $653 thousand for the three months ended September 30, 1999 down slightly from the $675 thousand earned for the same period in 1998. Other operating income is composed primarily of service charges on deposit accounts, loan servicing income and net securities transactions. Income from service charges on deposit accounts increased from $323 thousand in 1998 to $378 thousand in 1999, primarily a result of the SFS Acquisition and its resultant increase in deposit accounts. Loan servicing income decreased slightly due to the reductions in the Company's loan servicing portfolio as a result of paydowns. Other income was $236 thousand for the three months ended September 30, 1999 as compared to $264 thousand for the same period in 1998. For the six months ended September 30, 1999, total other operating income was $1.2 million, down slightly from the $1.3 million earned in 1998.
         Total other operating expenses were $6.9 million for the three months ended September 30, 1999, down $3.6 million from the same period in 1998. For the six months ended September 30, 1999, total other operating expenses were $13.2 million, down $1.9 million from the same period a year earlier. The decreases in both time periods were primarily a result of the $5.2 million nonrecurring expense associated with a contribution of stock to the Hudson River Bank & Trust Company Foundation in 1998, as well as higher expenses in compensation and benefits, equipment, other real estate owned and repossessed property, goodwill amortization and other expenses.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

         Compensation and benefits increased $634 thousand to $3.4 million for the three months ended September 30, 1999 from $2.8 million in 1998. For the six months ended September 30, 1999, compensation and benefits were $6.5 million, up from $5.2 million in 1998. This increase is the result of costs associated with the Company's Employee Stock Ownership Plan and stock awarded under the Company's Recognition and Retention Plan. Costs associated with these plans totaled $578 thousand and $1.1 million, respectively, during the three months and six months ended September 30, 1999, while in 1998, the costs totaled $380 thousand for both the three and six month periods. The SFS Acquisition resulted in increased expenses as four additional branches were added to the Company's branch network in September 1999. The opening of the Company's thirteenth branch just prior to the beginning of the current fiscal year also contributed to the increase in compensation and benefits.
         Equipment expenses for the three months ended September 30, 1999 were $532 thousand, up from $368 thousand in 1998. For the six months ended September 30, 1999, equipment expenses increased $374 thousand to $1.1 million as compared to 1998. These expenses were higher due to the equipment purchases made during the second half of the last fiscal year in which depreciation and maintenance charges were recorded during 1999. These equipment purchases included a new teller system, new personal computers, an upgraded network and new image-technology for backoffice operations. The opening of our thirteenth branch as mentioned previously and the SFS Acquisition also contributed to this increase.
         Expenses on other real estate owned and repossessed property increased from $157 thousand during the three months ended September 30, 1998 to $258 thousand during 1999. On a year to date basis, other real estate owned and repossessed property expenses increased to $661 thousand in 1999 from $298 thousand in 1998. This increase is the result of management's continued efforts to reduce the level of its problem assets. The growth in this asset category during the previous year resulted in increased maintenance expenses associated with these assets during 1999 as compared with 1998.
         Goodwill and other intangibles amortization for the three months ended September 30, 1999 was $433 thousand, up from $43 thousand for the same period a year earlier. For the six months ended September 30, 1999, goodwill amortization was $524 thousand in 1999 and $86 thousand in 1998. The increases relate to the goodwill associated with the Company's equity investments in Homestead Funding Corp., a mortgage company, in November 1998, an equity investment in The
Bostwick Group, an insurance brokerage company, in September 1999, as well as the SFS Acquisition.
         Other expenses were $1.5 million for the three months ended September 30, 1999 up from $1.1 million during the same period in 1998. For the six months ended September 30, 1999, other expenses were $2.9 million in 1999, up from $2.1 million in 1998. The increase is the result of general increases associated with being a public company and the SFS Acquisition. The costs include Delaware franchise tax fees, annual report printing expenses, and marketing of the Company's thirteenth branch opening. The Company also recorded a $253 thousand loss on the disposition of equipment as a result of an upgrade to its existing mainframe which was necessitated by the SFS Acquisition.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

INCOME TAX EXPENSE
------------------

Income tax expense increased from a benefit of $604 thousand for the three months ended September 30, 1998 to an expense of $1.2 million for the comparable period in 1999. For the six months ended September 30, 1999, tax expense was $2.4 million in 1999, up from $41 thousand in 1998. The increase is primarily the result of higher income before income tax expense partially offset by an increase in tax exempt income realized by the Company.


YEAR 2000 READINESS STATEMENT
-----------------------------

         The Company has conducted a review of its computer systems to identify applications that could be affected by the "Year 2000" issue, and has developed and executed an implementation plan to resolve the issue. The Company's data processing is performed almost entirely in-house, however software and hardware utilized is under maintenance agreements with third party vendors. Consequently, the Company is very dependent on those vendors to conduct its business. The Company contacted each vendor during 1997 and 1998 to request timetables for Year 2000 compliance and expected costs, if any, to be passed along to the Company. The Company began the testing phase to determine whether its hardware and software is Year 2000 compliant during mid-1998. Testing and any necessary modifications on all "mission-critical" systems were substantially completed by December 31, 1998. In connection with Year 2000, "mission-critical" systems are defined as those systems in which the inability to perform necessary functions would cause significant disruptions in the Company's ability to complete day-to-day operations, seriously impacting the Company's financial results. If systems which are not defined as "mission-critical" fail to perform necessary functions, the Company's day-to-day operations would not be significantly impacted, although the lack of efficiencies the Company enjoys through performing these functions in an automated manner could result in additional time or expense to carry out the operation. The Company's testing plans provided a strict timeframe to determine that the reprogramming efforts of its primary service providers were Year 2000 compliant and completed within the time requirements provided by its regulators. Testing of systems that are not considered to be "mission-critical" was completed by September 30, 1999. The Company will continue testing its systems during the remainder of 1999 to ensure that any recent program or hardware modifications continue to be Year 2000 compliant. To date, the results of the Company's testing, after all necessary modifications, have indicated that the systems used by the Company are Year 2000 compliant.
         In the normal course of keeping pace with changing technology, the Company has performed upgrades of its hardware and software in recent years, and continues to do so. The Company has spent less than $100 thousand to date in making any necessary modifications to its systems solely as a result of the Year 2000 issue. Because of the Company's investments in technology over the last three years, management does not expect that any additional costs to ensure its systems are Year 2000 compliant will have a significant impact on its financial position or results of operations. These costs do not include internal personnel time involved with the installation and testing of the Company's systems. The Company has funded, and intends to fund, its Year 2000 related expenditures out of general operating sources and expense them as incurred.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

         The risks associated with this issue go beyond the Company's own ability to solve Year 2000 problems. Should significant commercial customers fail to address Year 2000 issues effectively, their ability to meet debt service requirements could be impaired, resulting in increased credit risk and potential increases in loan charge-offs. Should significant depositors or other sources of funds fail to address Year 2000 issues effectively, the Company could be forced to utilize alternative funding vehicles, possibly at higher costs than it currently incurs. In addition, should suppliers of critical services fail in their efforts to become Year 2000 compliant, or if significant third party interfaces fail to be compatible with the Company's systems or fail to be Year 2000 compliant, it could have significant adverse effects on the operations and financial results of the Company.
         The Company has taken steps to identify and contact significant borrower, depositor and supplier relationships in order to assess their Year 2000 readiness and the potential for an adverse impact to the Company should their systems not be compliant with Year 2000. Based upon the information the Company has received to date, there have been no significant issues that have been identified with respect to the Year 2000 readiness of significant borrowers, depositors or suppliers. The Company has developed and tested contingency plans and strategies to address possible instances in which a system or resource fails to be compliant. The contingency plans vary with the affected systems. These contingency plans include details for performing some key procedures or functions manually, utilizing alternative energy and/or communication systems, identifying Company personnel to be on standby to address problems, if and when they arise, and drawing on additional liquidity sources if the need for such funds arises. Based upon testing results, communication with borrowers, depositors, and suppliers, and contingency plans in place, the Company believes that the failure of its critical software systems as a result of the Year 2000 is unlikely. Recently the Company began a program to increase awareness of Y2K issues for its branch personnel and will continue efforts to improve customer awareness and their comfort level of the Company's Y2K preparedness.

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

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

         In September 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this Statement is currently effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating what impact, if any, this Statement will have on the Company's consolidated financial statements.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table A. Financial Highlights

                                                          At or                            At or
                                                For the Three Months Ended        For the Six Months Ended
                                                      September 30,                    September 30,
                                              -------------------------------    ---------------------------
                                                   1999             1998             1999          1998
                                              ----------------   ------------    -------------  ------------
Financial Ratios:
-----------------
Return (loss) on average assets                     1.02%         (0.44%)            0.99%         0.02%
Return (loss) on average equity                     4.49          (1.64)             4.15          0.09
Net interest rate spread                            3.96           3.51              3.91          3.74
Net interest margin                                 5.04           4.97              5.06          4.75
Efficiency ratio(1)                                51.58          46.59             51.94         49.27
Expense ratio(1)                                    2.64           2.38              2.66          2.41

Per Share Data:
---------------
Basic earnings (loss) per share(2)              $   0.16    $     (0.06)          $  0.29      $  (0.06)
Diluted earnings (loss) per share(2)                0.16          (0.06)             0.29         (0.06)
Book value at period end                           14.24          13.76             14.24         13.76
Book value at period end, including
     unallocated ESOP shares and
     unvested RRP shares                           12.48          12.66             12.48         12.66
Closing market price                              11.063         10.125            11.063        10.125

(continued)

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

                                                                At Period Ended
                                              --------------------------------------------------------------
                                               September 30,      June 30,               March 31,
                                                                                 ---------------------------
                                                   1999             1999             1999          1998
                                              ----------------   ------------    -------------  ------------
Asset Quality Ratios:
---------------------
Non-performing loans to total loans                      1.96%       2.59%             1.72%         3.10%
Non-performing assets to total assets                    1.55        1.99              1.41          2.57
Allowance as a % of non-performing loans               120.15      100.47            143.77         52.32
Allowance as a % of loans                                2.35        2.61              2.47          1.62

Capital Ratios:
--------------
Equity to total assets                                  19.43       24.26             24.89         10.18
Tangible equity to tangible assets                      18.50       23.98             24.62         10.10

(1) Ratio does not include other real estate owned and repossessed property expenses, net securities transactions and goodwill and other intangibles amortization for each period. The ratio for the periods ended September 30, 1998 does not include a charitable contribution to the Hudson River Bank & Trust Company Foundation.

(2) Earnings (loss) per share data only applies to periods since the Company's initial public offering on July 1, 1998.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)
Table B.  Average Balances, Interest, and Yields

                                                                        Three Months Ended September 30,
                                                   -------------------------------------------------------------------------
                                                                   1999                                   1998
                                                   -------------------------------------- ----------------------------------
                                                    Average                  Average       Average                  Average
(In thousands)                                      Balance     Interest    Yield/Rate     Balance     Interest   Yield/Rate
                                                   -------------------------------------- ----------------------------------
Earning assets:
Federal funds sold                                    $    -       $    -             -    $ 27,230       $   378      5.51%
Securities purchased under agreements to resell            -            -             -      69,515         1,009      5.76
Securities available for sale (1)                    224,571        3,701          6.56     142,486         2,346      6.53
Securities held to maturity                           15,685          261          6.62      54,054           870      6.39
Federal Home Loan Bank of NY stock                     3,745           68          7.22       3,035            54      7.06
Loans receivable (2)                                 652,078       14,092          8.60     518,220        12,018      9.20
                                                   -------------------------------------- ----------------------------------
     Total earning assets                            896,079       18,122          8.05%    814,540        16,675      8.12%
                                                                -------------------------                -------------------
Cash and due from banks                               12,018                                  9,391
Allowance for loan losses                            (16,380)                               (10,202)
Other non-earning assets                              40,013                                 27,071
                                                   ---------                              ---------
     Total assets                                  $ 931,730                              $ 840,800
                                                   =========                              =========
Interest-bearing liabilities:
Savings accounts                                    $161,183     $  1,107          2.73%  $ 143,617      $  1,163      3.21%
N.O.W. and money market accounts                     109,141          726          2.65      92,269           658      2.83
Time deposit accounts                                329,710        4,202          5.07     313,355         4,602      5.83
Mortgagors' escrow deposits                            8,431           47          2.22       7,300            41      2.23
Securities sold under agreements to repurchase         1,922           20          4.14           -             -         -
Short-term borrowings                                 37,157          496          5.31       1,087            16      5.84
Long-term debt                                        12,277          182          5.90           -             -         -
                                                   -------------------------------------- ----------------------------------
     Total interest-bearing liabilities              659,821        6,780          4.09%    557,628         6,480      4.61%
                                                                -------------------------              ---------------------
Non interest-bearing deposits                         46,526                                 54,553
Other non interest-bearing liabilities                14,564                                  5,481
Shareholders' equity                                 210,819                                223,138
                                                   ---------                             ----------
     Total liabilities and shareholders' equity    $ 931,730                             $ 840,800
                                                   =========                             ==========
Net interest income                                              $ 11,342                               $ 10,195
                                                                 ========                              =========
Net interest spread                                                                3.96%                               3.51%
                                                                              ==========                             =======
Net interest margin                                                                5.04%                               4.97%
                                                                              ==========                             =======

(1)      Average  balances include fair value  adjustment.
(2)      Average balances include non-accrual loans.
                                                                     (continued)
                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table B.  (continued)
                                                                          Six Months Ended September 30,
                                                     -------------------------------------------------------------------------
                                                                     1999                                 1998
                                                     ------------------------------------  -----------------------------------
                                                       Average                 Average       Average                 Average
(In thousands)                                         Balance     Interest  Yield/Rate      Balance    Interest   Yield/Rate
                                                     ------------------------------------  -----------------------------------
Earning assets:
Federal funds sold                                       $      -   $      -          -       $ 34,572      $  981       5.66%
Securities purchased under agreements to resell                 -          -          -         41,505       1,198       5.76
Securities available for sale (1)                         224,158      7,217       6.44        105,422       3,461       6.55
Securities held to maturity                                17,586        583       6.63         58,350       1,887       6.45
Federal Home Loan Bank of NY stock                          3,524        123       6.98          3,035         111       7.29
Loans receivable (2)                                      621,460     27,023       8.70        516,177      24,091       9.31
                                                     ------------------------------------  ----------------------------------
     Total earning assets                               $ 866,728     34,946       8.06%      759,061       31,729       8.34%
                                                                  -----------------------              ----------------------
Cash and due from banks                                    12,579                               13,264
Allowance for loan losses                                 (15,539)                              (9,431)
Other non-earning assets                                   36,477                               26,581
                                                     ------------                           ----------
     Total assets                                       $ 900,245                            $ 789,475
                                                     ============                           ==========
Interest-bearing liabilities:
Savings accounts                                        $ 153,757   $  2,207       2.87%     $ 170,332    $  2,866       3.36%
N.O.W. and money market accounts                          106,234      1,453       2.74         97,093       1,392       2.86
Time deposit accounts                                     315,862      8,106       5.13        316,359       9,264       5.84
Mortgagors' escrow deposits                                 6,925         76       2.19          6,293          71       2.25
Securities sold under agreements to repurchase              1,270         26       4.09              -           -          -
Short-term borrowings                                      37,809        969       5.13          1,713          50       5.82
Long-term debt                                              6,172        182       5.90              -           -          -
                                                     ------------------------------------  ----------------------------------
     Total interest-bearing liabilities                   628,029     13,019       4.15%       591,790      13,643       4.60%
                                                                  -----------------------              ----------------------
Non interest-bearing deposits                              44,467                               44,882
Other non interest-bearing liabilities                     14,026                                6,204
Shareholders' equity                                      213,723                              146,599
                                                     ------------                          -----------
     Total liabilities and shareholders' equity         $ 900,245                            $ 789,475
                                                     ============                          ===========
Net interest income                                                 $ 21,927                              $ 18,086
                                                                  ==========                           ===========
Net interest spread                                                                3.91%                                 3.74%
                                                                              ==========                            ==========
Net interest margin                                                                5.06%                                 4.75%
                                                                              ==========                            ==========

(1)  Average balances include fair value adjustment.
(2)  Average balances include non-accrual loans.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table C.  Volume and Rate Analysis

                                                                Three Months Ended                     Six Months Ended
                                                                  September 30,                         September 30,
                                                       -------------------------------------  -----------------------------------
                                                                   1999 vs 1998                          1999 vs 1998
                                                       -------------------------------------  -----------------------------------
                                                          Due To      Due To        Net         Due To      Due To       Net
(In thousands)                                            Volume       Rate       Change        Volume       Rate       Change
                                                       -------------------------------------  -----------------------------------
Interest and dividend income:
     Federal funds sold                                    $  (378)      $    -      $ (378)      $  (981)    $    -      $ (981)
     Securities purchased under agreements to resell        (1,009)           -      (1,009)       (1,198)         -      (1,198)
     Securities available for sale                           1,353            2       1,355         3,824        (68)      3,756
     Securities held to maturity                              (638)          29        (609)       (1,350)        46      (1,304)
     Federal Home Loan Bank of NY stock                         13            1          14            17         (5)         12
     Loans receivable                                        2,937         (863)      2,074         4,662     (1,730)      2,932
                                                       -------------------------------------  -----------------------------------
     Total interest and dividend income                      2,278         (831)       1,447         4,974     (1,757)      3,217
                                                       -------------------------------------  -----------------------------------
Interest expense:
     Savings accounts                                      $   133      $  (189)     $  (56)      $  (263)   $  (396)     $ (659)
     N.O.W. and money market accounts                          114          (46)         68           127        (66)         61
     Time deposit accounts                                     231         (631)       (400)          (15)    (1,143)     (1,158)
     Mortgagors' escrow deposits                                 6            -           6             7         (2)          5
     Securities sold under agreements to repurchase             20            -          20            26          -          26
     Short-term borrowings                                     482           (2)        480           926         (7)        919
     Long-term debt                                            182            -         182           182          -         182
                                                       -------------------------------------  -----------------------------------
     Total interest expense                                  1,168         (868)        300           990     (1,614)       (624)
                                                       -------------------------------------  -----------------------------------
Net interest income                                       $  1,110       $   37     $ 1,147      $  3,984    $  (143)    $ 3,841
                                                       =====================================  ===================================

Note:    Changes   attributable  to  both  rate  and  volume,  which  cannot  be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)
Table D. Loan Portfolio Analysis

                                                      September 30,                               March 31,
                                                --------------------------  ------------------------------------------------------
(In thousands)                                            1999                        1999                        1998
                                                --------------------------  --------------------------  --------------------------
                                                  Amount           %          Amount           %          Amount           %
                                                ------------   -----------  ------------   -----------  ------------   -----------
Loans secured by real estate:
     Residential                                  $ 468,600         61.9%     $ 295,466         51.1%     $ 269,435         53.2%
     Commercial                                     118,810         15.7         91,480         15.8         76,570         15.1
     Construction                                     8,202          1.1          3,401          0.6          4,621          0.9
                                                ------------   -----------  ------------   -----------  ------------   -----------
          Total loans secured by real estate      $ 595,612         78.7%    $  390,347         67.5%     $ 350,626         69.2%
                                                ------------   -----------  ------------   -----------  ------------   -----------
Other loans:
     Manufactured housing                         $  85,839         11.3%    $   90,354         15.6%     $  97,426         19.2%
     Commercial                                      30,627          4.1         29,024          5.0         18,484          3.7
     Financed insurance premiums                     29,770          3.9         57,901         10.0         27,976          5.5
     Consumer                                        14,973          2.0         12,440          2.2         11,857          2.3
                                                ------------   -----------  ------------   -----------  ------------   -----------
          Total other loans                       $ 161,209         21.3%     $ 189,719         32.8%     $ 155,743         30.7%
                                                ------------   -----------  ------------   -----------  ------------   -----------
Unearned discount and net deferred loan
     origination fees and costs                          44          0.0        (1,967)         (0.3)           609          0.1
                                                ------------  ------------  ------------   -----------  ------------   -----------
     Total loans receivable                       $ 756,865        100.0%     $ 578,099        100.0%     $ 506,978        100.0%
                                                               ===========                 ===========                 ===========
Allowance for loan losses                          (17,809)                    (14,296)                     (8,227)
                                                ------------                ------------                ------------
          Net loans receivable                    $ 739,056                   $ 563,803                   $ 498,751
                                                ============                ============                ============

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)
Table E. Non-Performing Assets

                                                                                                March 31,
                                                                    September 30,     ----------------------------
(In thousands)                                                         1999               1999           1998
                                                                  ----------------    -------------   ------------
Non-accruing loans:
     Residential real estate                                            $   3,268         $  2,253       $  4,512
     Commercial real estate                                                 2,274            2,669          5,253
     Commercial loans                                                          63                -              -
     Manufactured housing                                                   2,239            2,315          3,060
     Financed insurance premiums                                            6,905            2,549          2,768
     Consumer                                                                  49              158            114
                                                                  ----------------    -------------   ------------
Total                                                                   $  14,798         $  9,944       $ 15,707

Accruing loans past due 90 days or more
and still accruing interest                                                    24                -            16
                                                                  ----------------    -------------   ------------
Total non-performing loans                                              $  14,822         $  9,944       $ 15,723
                                                                  ================    =============   ============
Foreclosed and repossessed assets:
     Residential real estate                                            $     129         $    258       $    145
     Commercial real estate                                                   490              474            299
     Repossessed property                                                   1,057            1,776          1,088
                                                                  ----------------    -------------   ------------
Total                                                                   $   1,676         $  2,508       $  1,532
                                                                  ================    =============   ============
Total non-performing assets                                             $  16,498         $ 12,452       $ 17,255
                                                                  ================    =============   ============
Allowance for loan losses                                               $  17,809         $ 14,296       $  8,227
                                                                  ================    =============   ============

Allowance as a percentage of non-performing loans                          120.15%          143.77%         52.32%
Non-performing assets as a percentage of
   total assets                                                              1.55%            1.41%          2.57%
Non-performing loans as a percentage of
     total loans                                                             1.96%            1.72%          3.10%

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

Table F.  Loan Loss Experience

                                                                     Three Months Ended               Six Months Ended
(In thousands)                                                           September 30,                   September 30,
                                                                   -------------------------       -------------------------
                                                                     1999            1998            1999            1998
                                                                   ---------       ---------       ---------       ---------
Loans outstanding (end of period)                                  $ 756,865       $ 526,224       $ 756,865       $ 526,224
                                                                   =========       =========       =========       =========
Average loans outstanding (period to date)                         $ 652,078       $ 518,220       $ 621,460       $ 516,177
                                                                   =========       =========       =========       =========
Allowance for loan losses at beginning of period                   $  15,736       $   9,647       $  14,296       $   8,227
Loan charge-offs:
          Residential real estate                                        (46)             --             (70)            (84)
          Commercial real estate                                          --             (29)             --             (56)
          Commercial loans                                                --             (33)             --             (58)
          Manufactured housing                                          (315)           (168)           (558)           (554)
          Consumer                                                       (73)            (27)           (150)            (83)
          Financed insurance premiums                                   (125)           (315)           (242)           (768)
                                                                   ---------       ---------       ---------       ---------
                     Total charge-offs                                  (559)           (572)         (1,020)         (1,603)
                                                                   ---------       ---------       ---------       ---------
Loan recoveries:
          Residential real estate                                          1             303              41             330
          Commercial real estate                                          --              --              42              --
          Commercial loans                                                 1              11               3              15
          Manufactured housing                                            19              29              32              40
          Consumer                                                        14               7              18              13
          Financed insurance premiums                                     89             191             189             378
                                                                   ---------       ---------       ---------       ---------

                     Total recoveries                                    124             541             325             776
                                                                   ---------       ---------       ---------       ---------
Loan charge-offs, net of recoveries                                     (435)            (31)           (695)           (827)
Provision charged to operations                                        1,500           1,944           3,200           4,160
Allowance acquired                                                     1,008              --           1,008              --
                                                                   ---------       ---------       ---------       ---------
Allowance for loan losses at end of period                         $  17,809       $  11,560       $  17,809       $  11,560
                                                                   =========       =========       =========       =========
Ratio of net charge-offs during the period to average
          outstanding during the period (annualized)                    0.27%           0.02%           0.22%           0.32%
                                                                   ==========      ==========      ==========      ==========
Provision as a percentage of average loans
          outstanding during the period (annualized)                    0.92%           1.49%           1.03%           1.61%
                                                                   ==========      ==========      ==========      ==========
Allowance as a percentage of loans outstanding (end of period)          2.35%           2.20%           2.35%           2.20%
                                                                   ==========      ==========      ==========      ==========

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

ITEM 1.  LEGAL PROCEEDINGS
                           None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
                           None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                           None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  The Company held an annual meeting of shareholders on August 19, 1999. At the meeting, proposals to (i) Elect Directors Schram, Florio and Collins for three year terms, and (ii) ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending March 31, 2000 were approved. The votes cast for and against these proposals, and the number of abstention and broker non-votes with respect to each of these proposals, were as follows:
                              Election of Directors
                              ---------------------
                                         For                 Withheld
                                         ---                 --------
             Earl Schram, Jr.        14,510,889               94,762
             Carl A. Florio          14,505,694               99,956
             William E. Collins      14,510,352               95,298

                Ratification of KPMG LLP as Independent Auditors
                ------------------------------------------------
               For               Against               Abstentions
               ---               -------               -----------
           14,552,059            29,544                   24,047

ITEM 5:  OTHER INFORMATION
                           None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following exhibit is included herein:
                           (27) Financial Data Schedule (included in electronic format only)
         (b)      Reports on Form 8-K
                           A current report on Form 8-K was filed with the SEC on September 16, 1999 to announce the completion of the SFS Bancorp, Inc. acquisition on September 3, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HUDSON RIVER BANCORP, INC.



                11/15/99               /s/ Carl A. Florio
                --------               ----------------------------------------
                  Date                 Carl A. Florio, Director, President and
                                       Chief Executive Officer (Principal
                                       Executive and Operating Officer)



                 11/15/99              /s/ Timothy E. Blow
                 --------              ----------------------------------------
                  Date                 Timothy E. Blow, Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)