Form 10-Q
period 1999-12-31
HUDSON RIVER BANCORP INC
filed 2000-02-11
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1999

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         As of February 3, 2000, there were issued and outstanding 15,859,154 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements (unaudited)

                    Consolidated Balance Sheets at December 31, 1999 and March 31, 1999

                    Consolidated Income Statements for the three and nine months ended December 31, 1999 and 1998

                    Consolidated Statements of Cash Flows for the nine months ended December 31, 1999 and 1998

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

  ITEM 3.  Defaults Upon Senior Securities

  ITEM 4.  Submission of Matters to a Vote of Security Holders

  ITEM 5.  Other Information

  ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE
                                       i


Item 1. Financial Statements

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                              December 31,        March 31,
(In thousands, except share and per share data)                                   1999              1999
                                                                              -----------     --------------
Assets

Cash and due from banks                                                       $    15,836     $    12,722
Securities available for sale, at fair value                                      237,485         242,611
Securities held to maturity (fair value of $12,253 and $23,235)                    12,296          23,041
Federal Home Loan Bank of New York stock, at cost                                   6,788           3,299

Loans receivable                                                                  773,637         578,099
Allowance for loan losses                                                         (18,731)        (14,296)
                                                                              -----------     -----------
     Net loans receivable                                                         754,906         563,803
                                                                              -----------     -----------

Accrued interest receivable                                                         6,374           5,701
Premises and equipment, net                                                        19,004          16,807
Other real estate owned and repossessed property                                    1,734           2,508
Goodwill and other intangibles                                                     11,900           3,215
Other assets                                                                       32,179           7,432
                                                                              -----------     -----------
     Total assets                                                             $ 1,098,502     $   881,139
                                                                              ===========     ===========

Liabilities and Shareholders' Equity
Liabilities:

  Deposits:
     Savings                                                                      180,275         145,985
     N.O.W. and money market                                                      122,307          99,390
     Time deposits                                                                391,131         302,479
     Non-interest bearing deposits                                                 50,323          43,960
                                                                              -----------     -----------
          Total deposits                                                          744,036         591,814
                                                                              -----------     -----------

  Securities sold under agreements to repurchase                                    2,087             845
  Short-term borrowings                                                           105,060          27,600
  Long-term debt                                                                   30,600            --
  Mortgagors' escrow balances                                                       7,212           3,869
  Other liabilities                                                                10,614          37,670
                                                                              -----------     -----------
          Total liabilities                                                       899,609         661,798
                                                                              -----------     -----------

Shareholders' Equity:
  Preferred stock, $.01 par value, Authorized 5,000,000 shares                          -               -
  Common stock, $.01 par value, Authorized 40,000,000 shares;
          17,853,750 shares issued at December 31, 1999 and March 31, 1999            179             179
  Additional paid-in capital                                                      174,894         174,894
  Unallocated common stock held by ESOP                                           (17,200)        (17,200)
  Unvested restricted stock awards                                                 (7,346)         (7,996)
  Treasury stock, at cost (1,929,596 shares at December 31, 1999 and
          157,500 shares at March 31, 1999)                                       (21,094)         (1,663)
  Retained earnings, substantially restricted                                      77,493          71,893
  Accumulated other comprehensive loss                                             (8,033)           (766)
                                                                              -----------     -----------
          Total shareholders' equity                                              198,893         219,341
                                                                              -----------     -----------

          Total liabilities and shareholders' equity                          $ 1,098,502     $   881,139
                                                                              ===========     ===========

See accompanying notes to unaudited consolidated interim financial statements.


                           Hudson River Bancorp, Inc.
                         Consolidated Income Statements
                                   (unaudited)

                                                            For the Three               For the Nine
                                                        Months Ended December 31,  Months Ended December 31,
                                                       --------------------------  -------------------------
(In thousands, except per share data)                       1999          1998         1999          1998
                                                       ----------      ----------  -----------   ----------
Interest  income:
     Interest and fees on loans                           $16,045      $11,803      $43,068      $35,894
     Securities available for sale                          4,113        3,061       11,330        6,522
     Securities held to maturity                              205          675          788        2,562
     Federal funds sold                                        11           47           11        1,028
     Securities purchased under agreements to resell           --          373           --        1,571
     Federal Home Loan Bank of New York stock                  94           53          217          164
                                                          -------      -------      -------      -------
           Total interest  income                          20,468       16,012       55,414       47,741
                                                          -------      -------      -------      -------

Interest expense:
     Deposits                                               6,940        6,338       18,782       19,931
     Securities sold under agreements to repurchase            25           --           51           --
     Short-term borrowings                                  1,085            1        2,054           51
     Long-term debt                                           471           --          653           --
                                                          -------      -------      -------      -------
           Total interest expense                           8,521        6,339       21,540       19,982
                                                          -------      -------      -------      -------

           Net interest income                             11,947        9,673       33,874       27,759
Provision for loan losses                                   1,500        1,681        4,700        5,841
                                                          -------      -------      -------      -------
           Net interest income after
               provision for loan losses                   10,447        7,992       29,174       21,918
                                                          -------      -------      -------      -------

Other operating income:
     Service charges on deposit accounts                      414          325        1,124          981
     Loan servicing income                                     37           46          109          139
     Net securities transactions                               --            1           83           33
     Net gain on sales of loans held for sale                  --           --           --           65
     Other income                                             163          211          543          664
                                                          -------      -------      -------      -------
           Total other operating income                       614          583        1,859        1,882
                                                          -------      -------      -------      -------

Other operating expenses:
     Compensation and benefits                              3,591        2,883       10,092        8,073
     Occupancy                                                445          340        1,250        1,107
     Equipment                                                679          388        1,801        1,136
     Other real estate owned and
          repossessed property expenses                       253          199          914          497
     Legal and other professional fees                        202          157          558          491
     Postage and item transportation                          168          167          514          544
     Charitable foundation contribution                        --           --           --        5,200
     Goodwill and other intangibles amortization              282           75          806          161
     Other expenses                                         1,538        1,388        4,400        3,508
                                                          -------      -------      -------      -------
           Total other operating expenses                   7,158        5,597       20,335       20,717
                                                          -------      -------      -------      -------

Income before income tax expense                            3,903        2,978       10,698        3,083
Income tax expense                                          1,335        1,098        3,690        1,139
                                                          -------      -------      -------      -------
           Net income                                     $ 2,568      $ 1,880      $ 7,008      $ 1,944
                                                          =======      =======      =======      =======

Basic earnings per share                                  $  0.18      $  0.11      $  0.47      $  0.06
                                                          =======      =======      =======      =======
Diluted earnings per share                                $  0.18      $  0.11      $  0.47      $  0.06
                                                          =======      =======      =======      =======

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                             For the Nine Months Ended
                                                                                    December 31,
                                                                          ---------------------------------
                                                                                1999             1998
(In thousands)                                                        --------------     --------------
Cash flows from operating activities:
  Net income                                                                   $   7,008     $   1,944
  Adjustments to reconcile net income to net cash
    used in and provided by operating activities:
    Depreciation                                                                   1,474         1,051
    Goodwill and other intangibles amortization                                      806           161
    Provision for loan losses                                                      4,700         5,841
    Charitable foundation contribution                                                --         5,200
    Amortization of restricted stock awards                                          650            --
    Net securities transactions                                                      (83)          (33)
    Net gain on sales of loans held for sale                                          --           (65)
    Net loans originated for sale                                                     --        (7,730)
    Proceeds from sales of loans held for sale                                        --         9,081
    Adjustments of other real estate owned and
      repossessed property to fair value                                             784           178
    Net gain on sales of other real estate owned
      and repossessed property                                                      (754)         (388)
    Net loss (gain) on disposition of premises and equipment                         253           (71)
    Net decrease (increase) in accrued interest receivable                           411        (1,336)
    Net increase in other assets                                                 (17,397)       (3,457)
    Net decrease in other liabilities                                            (30,444)       (3,188)
                                                                                ---------     ---------
    Total adjustments                                                            (39,600)        5,244
                                                                                ---------     ---------
    Net cash (used in) provided by operating activities                          (32,592)        7,188
                                                                                ---------     ---------
Cash flows from investing activities:

  Net cash used in acquisition activity                                          (27,975)           --
  Proceeds from sales of securities available for sale                             3,009            --
  Proceeds from maturities, calls and paydowns of securities available            33,437        29,975
    for sale
  Purchases of securities available for sale                                     (16,155)     (184,539)
  Proceeds from maturities, calls and paydowns of securities held to              10,749        30,831
    maturity
  Purchase of FHLB of New York stock                                              (2,023)           --
  Net loans made to customers                                                    (56,924)      (38,564)
  Proceeds from sales of and payments received on other real estate owned
    and repossessed property                                                       3,288         3,670
  Proceeds from sale of premises and equipment                                        --           471
  Purchases of premises and equipment                                             (2,068)       (2,439)
                                                                               ---------     ---------
      Net cash used in investing activities                                      (54,662)     (160,595)
                                                                               ---------     ---------

Cash flows from financing activities:

  Net increase in deposits                                                         1,599         7,352
  Net increase in securities sold under agreements to repurchase                   1,242            --
  Net increase (decrease) in short-term borrowings                                77,360        (2,000)
  Issuance of long-term debt                                                      30,000            --
  Net increase in mortgagors' escrow balances                                      1,006         1,286
  Net proceeds from stock offering                                                    --       169,967
  Acquisition of common stock by Employee Stock Ownership Plan                        --       (18,428)
  Dividends paid                                                                  (1,408)           --
  Purchase of treasury stock                                                     (19,431)           --
                                                                               ---------     ---------
      Net cash provided by financing activities                                   90,368       158,177
                                                                               ---------     ---------

                           Hudson River Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                   (continued)

                                                                             For the Nine Months Ended
                                                                                    December 31,
                                                                          ---------------------------------
(In thousands)                                                                1999               1998
                                                                          --------------     --------------
Net increase in cash and cash equivalents                                      $   3,114     $   4,770
Cash and cash equivalents at beginning of period                                  12,722        34,273
                                                                               ---------     ---------
Cash and cash equivalents at end of period                                     $  15,836     $  39,043
                                                                               =========     =========

Supplemental cash flow information:

      Interest paid                                                            $  21,001     $  19,982
      Taxes paid                                                               $   4,186     $     563

Supplemental disclosures of non-cash investing and financing activities:

      Loans transferred to other real estate owned and repossessed property    $   2,446     $   4,223
      Adjustment of securities available for sale to fair value, net of tax       (7,267)          364
      Acquisition activity:
          Fair value of noncash assets acquired                                  175,959            --
          Fair value of liabilities assumed                                      157,048            --

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 1999. Operating results for the three and nine month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for a full year.

         2. The Company completed its acquisition of SFS Bancorp, Inc. (SFS) on September 3, 1999, paying $25.10 in cash for each share of SFS common stock outstanding. Total assets of $176.9 million and total deposits of $150.4 million were acquired. The Company utilized long-term debt with maturities ranging from one-to-five years to fund the transaction. In accordance with the purchase method of accounting for business combinations, the assets acquired and the liabilities assumed were adjusted to estimated fair value. Goodwill amounting to $9.1 million was recorded relating to this transaction and is being amortized on a straight-line basis over fifteen years. The results of SFS are included in the consolidated financial statements only since the date of acquisition.

         3. On April 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income (loss) includes the reported net income (loss) of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income (loss) represents net income (loss) plus other comprehensive income (loss), which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive (loss) income for the three month periods ended December 31, 1999 and 1998 was $(854) thousand and $1.4 million, respectively. Comprehensive (loss) income for the nine month periods ended December 31, 1999 and 1998 was $(259) thousand and $2.3 million, respectively.

         4. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and nine-month periods ended December 31, 1999 and 1998. Earnings of the Company for the three-month period prior to its initial public offering on July 1, 1998 are not included in the calculation of earnings per share for the nine months ended December 31, 1998. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

                           Hudson River Bancorp, Inc.
          Notes to Unaudited Consolidated Interim Financial Statements
                                   (continued)


                                                            For the Three Months Ended December 31,
                                      -------------------------------------------------------------------------------------
(In thousands, except for                               1999                                        1998
   share and per share data)          ------------------------------------------  -----------------------------------------

                                                      Weighted          Per                       Weighted         Per
                                          Net          Average         Share          Net          Average        Share
                                        Income         Shares         Amount        Income         Shares         Amount
                                      ------------ ---------------- ------------  ------------ ---------------- -----------
Basic earnings per share                  $ 2,568       14,277,232      $  0.18       $ 1,880       16,425,450      $ 0.11

Effect of potential common
     shares outstanding:
        Stock options                                          -                                             -
        Restricted stock awards                             33,500                                           -
                                                    ---------------                              -------------
                                                            33,500                                           -
                                      ------------  ---------------  ------------  ------------  -------------  -----------

Diluted earnings per share                $ 2,568       14,310,732      $  0.18       $ 1,880       16,425,450      $ 0.11
                                      ============ ================ ============  ============ ================ ===========



                                                             For the Nine Months Ended December 31,
                                      -------------------------------------------------------------------------------------
                                                        1999                                        1998
                                      ------------------------------------------  -----------------------------------------

                                                      Weighted          Per                       Weighted         Per
                                          Net          Average         Share          Net          Average        Share
                                        Income         Shares         Amount        Income         Shares         Amount
                                      ------------ ---------------- ------------  ------------ ---------------- -----------
Basic earnings per share                  $ 7,008       14,792,265      $  0.47         $ 958       16,442,094      $ 0.06
Effect of potential common
     shares outstanding:
        Stock options                                        2,021                                           -
        Restricted stock awards                             25,499                                           -
                                                   ----------------                              --------------
                                                            27,520                                           -
                                      ------------ ---------------- ------------  ------------   -------------- -----------

Diluted earnings per share                $ 7,008       14,819,785      $  0.47         $ 958       16,442,094      $ 0.06
                                      ============ ================ ============  ============ ================ ===========

                            Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------
         The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and subsidiary (the "Company") during the three and nine months ended December 31, 1999, with comparisons to 1998 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 1999 Annual Report, should be read in conjunction with this review. Amounts in prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

         The Company's primary market area, with 17 full-service branches, consists of the New York counties of Columbia, Rensselaer, Albany, Schenectady, and Dutchess. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan losses and other operating income, such as loan servicing income and fees on deposit related services; it is also impacted by other operating expenses, such as compensation and occupancy expenses and federal and state income taxes.

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

MERGER AND ACQUISITION ACTIVITY
-------------------------------

         On September 3, 1999 the Company completed its acquisition of SFS Bancorp, Inc. ("SFS") paying $25.10 in cash for each share of SFS common stock outstanding (the "SFS Acquisition"). The total consideration was approximately $32 million, funded primarily by long-term debt. The transaction was accounted for under the purchase method of accounting and goodwill associated with this transaction totaling $9.1 million was recorded. The goodwill is being amortized straight line over fifteen years. SFS had total assets of $176.9 million and total deposits of $150.4 million as of September 3, 1999 and its four branches within Schenectady County were added to the Hudson River Bank & Trust Company branch network.

OVERVIEW
--------

         The Company earned net income for the three months ended December 31, 1999 amounting to $2.6 million, or $0.18 per share, up $688 thousand from the $1.9 million earned during the three months ended December 31, 1998. Net income for the nine months ended December 31, 1999 was $7.0 million, or $0.47 per share, up $5.1 million from the $1.9 million earned during the same period a year previous. Net income in the 1998 period was significantly impacted by a $5.2 million ($3.1 million after-tax) non-recurring expense taken during July 1998 associated with the contribution of stock to the Hudson River Bank & Trust Company Foundation. The increases over the prior year results were also a result of higher net interest income and a lower provision for loan losses, partially offset by higher other operating expenses after adjusting for the nonrecurring expense, and higher income tax expense. For the three months ended December 31, 1999, the Company's return on average assets was .95%, up from .90% in 1998. The Company's return on average equity for the three months ended December 31, 1999 was 4.98%, up from 3.29% in 1998. See Table A, "Financial Highlights".

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

Earning Assets

         Total average earning assets increased to $1.0 billion for the three months ended December 31, 1999, up from $796.2 million in the same period of 1998. This increase was primarily a result of the completion of the SFS
Acquisition during the quarter ended September 30, 1999. For the nine months ended December 31, 1999, average earning assets were $920.7 million, up from $771.5 million in 1998. This increase is attributed to the SFS

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Acquisition as well as the impact of the Company's initial public offering on July 1, 1998. Interest income for the three months ended December 31, 1999 was $20.5 million, up $4.5 million from 1998. For the nine months ended December 31, 1999, interest income was $55.4 million, an increase of $7.7 million over the same period in 1998. The increase in average balances was the primary reason for the higher income, offset by lower yields on those assets. The yield on earning assets fell from 7.98% for the three months ended December 31, 1998 to 7.92% in 1999. For the nine months ended December 31, 1999, yields declined from 8.21% in 1998 to 8.01% in 1999. The change in the Company's asset mix from lower yielding investments to higher yielding loans has reduced the impact of a lower rate environment on its earning assets. Earning assets at December 31, 1999 were $1.0 billion, up from $847.1 million at March 31, 1999 primarily as a result of the SFS Acquisition.

Loans

         The average balance of loans increased to $766.2 million for the three months ended December 31, 1999, up $242.1 million from the $524.1 million average for the same period in the prior year. The yield on loans for the quarter decreased 61 basis points, from 8.94% in 1998 to 8.33% in 1999. Interest income on loans for the three months ended December 31, 1999 increased to $16.0 million from $11.8 million in 1998. The increase in average balances for the quarter resulted in a $5.1 million increase in interest income that was partially offset by an $879 thousand decrease in interest income due to lower rates. On a year to date basis, average loans were $669.9 million, up from $518.8 million in 1998. The yield on loans for the nine months ended December 31, 1999 was 8.56%, down from 9.18% in 1998. The impact of higher average balances resulted in an increase of $9.9 million in interest income. This increase was partially offset by a $2.7 million decrease in interest income due to lower rates.

         Total loans were $773.6 million at December 31, 1999, up $195.5 million from the $578.1 million at March 31, 1999. Loans secured by residential real estate increased from $295.5 million, or 51.1% of total loans at March 31, 1999, to $480.2 million, or 62.1% of total loans at December 31, 1999. This increase was primarily the result of the SFS Acquisition. Commercial real estate loans increased $37.2 million to $128.7 million at December 31, 1999 from $91.5 million at March 31, 1999. Approximately $4.8 million of the increase was a result of the SFS Acquisition. Commercial loans increased to $37.3 million at December 31, 1999 from $29.0 million at March 31, 1999. These increases were offset by decreases of $6.9 million in manufactured housing loans and $39.9 million in financed insurance premium loans. Management intends to continue to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. The decrease in financed insurance premiums is a seasonal fluctuation as the majority of this business is written during the quarter ending March 31 and is paid down over the subsequent three quarters. See Table D, "Loan Portfolio Analysis".

Securities

         The average balance of securities available for sale and securities held to maturity (collectively "securities") increased $19.1 million to $255.7 million for the three months ended December 31, 1999, up from $236.6 million for the three months ended December 31, 1998. This increase is the result of the SFS Acquisition as well as the reinvestment of the Company's federal funds sold and securities purchased under agreements to resell into the securities available for sale portfolio during the last nine months of the fiscal year ending March 31, 1999. Average securities for the nine months ended December 31, 1999 were $246.4 million, an increase of $58.3 million from the corresponding period in the previous year. Interest income earned on securities was $4.3 million for the

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


three months ended December 31, 1999, up $582 thousand from the $3.7 million earned in 1998. On a year to date basis, interest income on securities grew from $9.1 million in 1998 to $12.1 million in 1999. The growth in the average balances of securities resulted in the increase in interest income while the fluctuations in average rates did not have a significant impact.

         Securities at December 31, 1999 were $249.8 million, down $15.9 million from the $265.7 million the Company held as of March 31, 1999. The decrease was almost entirely due to calls, maturities and paydowns of securities (offset primarily by the impact of the SFS Acquisition) as well as the increase in the net unrealized loss on the securities available for sale portfolio. Reinvestment of the proceeds were primarily directed to the loan portfolio to accommodate the growth experienced in that asset category. Management is continuing to allow the balance of securities held to maturity to decrease with new purchases of securities directed to the securities available for sale classification.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

Federal Funds Sold and Securities Purchased Under Agreements to Resell

         The average balance of federal funds sold and securities purchased under agreements to resell was $32.4 million for the three months ended December 31, 1998, generating $420 thousand in interest income for that period. For the nine months ended December 31, 1998, the average balance was $61.5 million, generating $2.6 million in interest income. The Company had limited federal funds sold and no securities purchased under agreements to resell during the three and nine months ended December 31, 1999 as these asset categories were reinvested in the higher yielding loan and securities portfolios during the latter stages of the year ended March 31, 1999. For the immediate future, the Company does not anticipate utilizing these asset categories for significant investments other than on a temporary basis as market conditions warrant.

Funding Sources

         The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding. However, other sources such as short-term borrowings and long-term debt are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased to $813.5 million for the three months ended December 31, 1999 from $552.8 million for the three months ended December 31, 1998. For the nine months ended December 31, 1999, the average balance of interest-bearing liabilities was $690.1 million, up from $578.6 million for the same period in 1998. This increase in average balances is attributed primarily to the completion of the SFS Acquisition. Interest expense for the three months ended December 31, 1999 was $8.5 million, up $2.2 million from the same period in 1998. The increase in volume, offset by a decrease in the average rate paid from 4.55% to 4.17%, resulted in the overall increase in interest expense for the three month period. For the nine months ended December 31, 1999, the increase in the average balance resulted in a $4.2 million increase in interest expense. This was partially offset by the $2.6 million reduction in interest expense resulting from lower average interest rates, 4.58% in 1998 to 4.15% in 1999.

         Interest-bearing liabilities at December 31, 1999 were $838.7 million, up from $580.2 million at March 31, 1999. This increase was a result of the SFS Acquisition as well as the necessity to fund the growth in assets of the Company, primarily in the loan portfolio.

Deposits

         The average balance of savings accounts increased $43.3 million to $183.0 million for the three months ended December 31, 1999, up from $139.7 million for the same period in 1998. On a year to date basis, the average balance of savings accounts was $163.5 million in 1999, up from $160.1 million in 1998. These fluctuations are the result of the impact of the SFS Acquisition during 1999, offset in part by the impact of the stock subscriptions received in the prior year relating to the Company's initial public offering, which temporarily increased deposits during 1998. Interest expense on savings accounts increased from $1.1 million for the three months ended December 31, 1998 to $1.2 million in 1999. The decrease in average rates paid from 3.12% to 2.55% was offset by the effect of the higher average balances in the quarter ending
December 31, 1999 and resulted in the increase in interest expense for the quarter. The decline in average rates paid on savings accounts for the nine months ended December 31, 1999 from 3.29% to 2.75% was only partially offset by the effect of the increase in average balances for this time period. This resulted in an overall decline of $585 thousand in interest expense on savings accounts in 1999 when compared to the nine months ended December 31, 1998.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

         The average balance of time deposits increased from $313.9 million for the three months ended December 31, 1998 to $391.1 million for the three months ended December 31, 1999. On a year to date basis, the average balance of time deposits increased from $315.4 million in 1998 to $341.0 million in 1999.
Interest expense on time deposits increased a total of $404 thousand for the three months ended December 31, 1999 from the comparable period in 1998. Lower average rates paid on time deposits of 5.02% for the three months ended December 31, 1999 down from 5.73% in 1998 only partially offset the effect of the higher average balances resulting in the increase in interest expense for the three months ended December 31, 1999. For the nine months ended December 31, 1999, the decline in average rates paid from 5.80% in 1998 to 5.09% in 1999 resulted in a $1.8 million decrease in interest

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

expense due to lower rates during this time period. This was offset by a $1.1 million increase in interest expense due to the increased average balances.

         Total deposits, including $50.3 million of noninterest-bearing deposits, were $744.0 million at December 31, 1999, up from $591.8 million ($44.0 million of noninterest-bearing deposits) at March 31, 1999. These increases were a result of the SFS Acquisition, as well as the Company's continued focus on commercial services, including commercial deposits, and the opening of a branch at the end of March 1999.

Short-term Borrowings and Long-term Debt

         The average balance of short-term borrowings increased to $76.4 million for the three months ended December 31, 1999 from $65 thousand in 1998. For the nine months ended December 31, 1999, the average balance of short-term borrowings was $50.7 million, up from $1.2 million for the same period in 1998. Interest expense on these borrowings increased $1.1 million for the three months ended December 31, 1999 when compared with 1998. On a year to date basis, interest expense on short-term borrowings increased $2.0 million almost entirely due to the increase in volume.

         The average balance of long-term debt was $30.6 million and $14.3 million for the three and nine-month periods ended December 31, 1999, respectively. The Company did not have any long-term debt during the periods ended December 31, 1998. As a result, all the increase in interest expense on long-term debt for both the three and nine-month periods ended December 31, 1999 is attributed to increases in volume.

         Short-term borrowings were $105.1 million at December 31, 1999, up from $27.6 million at March 31, 1999. This increase is primarily the result of the Company's use of such borrowings to fund its growth in loans and the repurchase of Company stock. Long-term debt was $30.6 million at December 31, 1999. The increase in this category is primarily attributed to the use of such funds for the SFS Acquisition as well as management's continued monitoring of the Company's interest rate risk profile. The interest rates on the long-term debt are fixed with maturities ranging from one-to-five years, with call options ranging from one-to-three years.

Net Interest Income

         Net interest income for the three months ended December 31, 1999 was $11.9 million, up from the $9.7 million for the three months ended December 31, 1998. For the nine months ended December 31, 1999, net interest income increased $6.1 million to $33.9 million from $27.8 million for the same period a year previous. The increase was the result of the increase in average earning assets and lower rates paid on interest-bearing liabilities. The impact of these factors was offset in part by lower rates earned on average earning assets and higher balances of interest-bearing liabilities. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended December 31, 1999 was 4.62%, down from 4.82% for the three months ended December 31, 1998. For the nine months ended December 31, 1999, the net interest margin was 4.90%, up from 4.78% for 1998. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Non-Interest Sensitive Assets and Liabilities

         Non-interest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill and other intangibles, and other assets. Premises and equipment amounted to $19.0 million at December 31, 1999, up from $16.8 million at March 31, 1999. The increase is primarily attributed to assets acquired as part of the SFS Acquisition and upgrades of our computer mainframe during 1999. Goodwill and other intangibles increased from $3.2 million at March 31, 1999 to $11.9 million at December 31, 1999 essentially as a result of the SFS Acquisition. Other assets were $32.2 million at December 31, 1999, up from $7.4 million at March 31, 1999. The increase is attributed to the Company's purchase of bank owned life insurance on substantially all employees ($15 million) and an increase in the level of the Company's tax receivable asset due to the timing of estimated tax payments and deferred taxes associated with the SFS Acquisition and the mark-to-market of the Company's securities available for sale portfolio.

         Non-interest sensitive liabilities include non-interest bearing deposit accounts (primarily checking accounts) and other liabilities. Non-interest bearing deposits increased from $44.0 million at March 31, 1999 to $50.3 million at December 31, 1999. This increase is associated with accounts acquired as part of the SFS Acquisition, a new branch in 1999, and growth of the Company's commercial accounts, which are generally non-interest bearing.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Other liabilities decreased from $37.8 million at March 31, 1999 to $10.6 million at December 31, 1999. The decrease is almost entirely related to the funding of amounts due to insurance companies in April 1999 for financed insurance premium loans. These amounts were recorded as other liabilities as of March 31, 1999.

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

         Total non-performing assets at December 31, 1999 were $12.9 million or 1.18% of total assets, compared with $12.5 million or 1.41% at March 31, 1999. The $490 thousand increase in total non-performing assets is due to a $1.3 million increase in non-performing loans, partially offset by a $774 thousand decrease in foreclosed and repossessed assets.

         The increase in non-performing loans was in part the result of a $753 thousand increase in financed insurance premium loans placed on non-accrual. These loans are placed on non-accrual usually within 30 days of a missed payment and collection procedures from insurance companies of the unearned premiums can take 90 days or longer. The increase was a by-product of the Company's growth in this lending category as of March 31, 1999 and is expected to be a seasonal increase based upon the Company's past experience with these loans. In addition, non-performing loans were also increased as a result of the SFS Acquisition. SFS had $937 thousand in non-performing loans immediately prior to the acquisition date.

         The $774 thousand decrease in foreclosed and repossessed assets was made up of a $451 thousand reduction of repossessed manufactured homes with the remainder made up of reductions in foreclosed residential and commercial properties, partially offset by foreclosed properties acquired as part of the SFS Acquisition.

Allowance and Provision For Loan Losses
---------------------------------------

         The allowance for loan losses at December 31, 1999 was $18.7 million, up from $14.3 million at March 31, 1999. The allowance as a percentage of non-performing loans increased from 143.8% at March 31, 1999 to 167.1% at December 31, 1999. The adequacy of the allowance for loan losses is evaluated monthly by management based upon a review of significant loans, with particular

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

emphasis on non-performing and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. Net charge-offs for the three months ended December 31, 1999 were $578 thousand, up from $544 thousand for the same period in 1998. For the nine months ended December 31, 1999, net charge-offs were $1.3 million, down from the $1.4 million in 1998. Gross charge-offs were down from $2.3 million for the nine months ended December 31, 1998 to $1.7 million for the same period in 1999.

         As a result of management's analysis of the risk characteristics of the lending portfolio, as well as the trends and levels of non-performing and other delinquent loans, a provision for loan losses of $1.5 million for the three months ended December 31, 1999 was recorded. The $1.5 million provision is down $181 thousand from the $1.7 million provision recorded for the three months ended December 31, 1998. For the nine months ended December 31, 1999, the
Company recorded a provision for loan losses of $4.7 million, down from $5.8 million in the prior year. An additional allowance of $1.0 million was acquired during the nine months ended December 31, 1999 as part of the SFS Acquisition. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. Net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and non-performing

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. The Company anticipates that the provision for loan losses will continue to approximate current levels in the near term to accommodate planned growth in loans and the portfolio's changing risk profile, although there can be no assurance that loan losses will not exceed estimated amounts or that the provision for loan losses will not increase in future periods. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

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

         Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive, or its earning assets mature or reprice more quickly than its interest-bearing liabilities. As a result, falling interest rates could result in a decrease in net interest income. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities. The Company's purchases of securities, retention of fixed rate loan products, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix. There have been no significant changes in the Company's interest rate sensitivity since March 31, 1999.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

CAPITAL RESOURCES
-----------------
         Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well-capitalized" institution in accordance with regulatory standards. Total equity was $198.9 million at December 31, 1999, or 18.11% of total assets on that date. As of March 31, 1999, total equity was $219.3 million or 24.89% of total assets. Ratios of tangible equity to tangible assets were 17.21% and 24.62% as of December 31, 1999 and March 31, 1999, respectively. These reductions in the equity to assets ratios are reflective of management's objectives to leverage capital through asset growth, mergers and acquisitions, a dividend policy and share repurchases. The Company completed a 5% share repurchase program during July 1999 and is currently executing a 10% share repurchase program. As of December 31, 1999 the Company had an additional 659 thousand shares to acquire under its current repurchase program. As of December 31, 1999, the Company and the Bank exceeded all of their regulatory capital requirements.

OTHER OPERATING INCOME AND EXPENSES
-----------------------------------
         Total other operating income was $614 thousand for the three months ended December 31, 1999 up slightly from the $583 thousand earned for the same period in 1998. Other operating income is composed primarily of service charges on deposit accounts, loan servicing income and net securities transactions. Income from service charges on deposit accounts increased from $325 thousand in 1998 to $414 thousand in 1999, primarily as a result of the SFS Acquisition and its resultant increase in deposit accounts. Loan servicing income decreased slightly due to the reductions in the Company's loan servicing portfolio as a result of paydowns. Other income was $163 thousand for the three months ended December 31, 1999 as compared to $211 thousand for the same period in 1998. For both the nine months ended December 31, 1999 and 1998, total other operating income was $1.9 million.

         Total other operating expenses were $7.2 million for the three months ended December 31, 1999, up $1.6 million from the same period in 1998. For the nine months ended December 31, 1999, total other operating expenses were $20.3 million, down $382 thousand from the same period a year earlier. The decrease for the nine months ended December 31, 1999 was primarily a result of the $5.2 million non-recurring expense associated with a contribution of stock to the Hudson River Bank & Trust Company Foundation in 1998. This decrease was substantially offset by higher expenses in compensation and benefits, equipment, other real estate owned and repossessed property, goodwill and other intangibles amortization and other expenses. Increases in these expense categories also resulted in the increase in total operating expenses for the three months ended December 31, 1999.

         Compensation and benefits increased $708 thousand to $3.6 million for the three months ended December 31, 1999 from $2.9 million in 1998. For the nine months ended December 31, 1999, compensation and benefits were $10.1 million, up from $8.1 million in 1998. This increase is the result of costs associated with the Company's Employee Stock Ownership Plan and stock awarded under the Company's Recognition and Retention Plan. Costs associated with these plans totaled $552 thousand and $1.7 million, respectively, during the three months

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

and nine months ended December 31, 1999, while in 1998, the costs totaled $333 thousand and $713 thousand for the three and nine-month periods, respectively. The SFS Acquisition resulted in increased expenses as four additional branches were added to the Company's branch network in September 1999. The opening of the Company's thirteenth branch just prior to the beginning of the current fiscal year also contributed to the increase in compensation and benefits.

         Equipment expenses for the three months ended December 31, 1999 were $679 thousand, up from $388 thousand in 1998. For the nine months ended December 31, 1999, equipment expenses increased $665 thousand to $1.8 million as compared to 1998. These expenses were higher due to the equipment purchases made during the second half of the last fiscal year in which depreciation and maintenance charges were recorded during 1999. These equipment purchases included a new teller system, new personal computers, an upgraded network and new image-technology for back office operations. The opening of our thirteenth branch as mentioned previously and the SFS Acquisition also contributed to this increase.

         Expenses on other real estate owned and repossessed property increased from $199 thousand during the three months ended December 31, 1998 to $253 thousand during 1999. On a year to date basis, other real estate owned and

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

repossessed property expenses increased to $914 thousand in 1999 from $497 thousand in 1998. This increase is the result of management's continued efforts to reduce the level of problem assets. The growth in this asset category during the previous year resulted in increased maintenance expenses associated with these assets during 1999 as compared with 1998.

         Goodwill and other intangibles amortization for the three months ended December 31, 1999 was $282 thousand, up from $75 thousand for the same period a year earlier. For the nine months ended December 31, goodwill amortization was $806 thousand in 1999 and $161 thousand in 1998. The increases relate to the goodwill associated with the Company's equity investments in Homestead Funding Corp., a mortgage company, in November 1998, an equity investment in The
Bostwick Group, an insurance brokerage company, in September 1999, as well as the SFS Acquisition.

         Other expenses were $1.5 million for the three months ended December 31, 1999 up from $1.4 million during the same period in 1998. For the nine months ended December 31, 1999, other expenses were $4.4 million in 1999, up from $3.5 million in 1998. The increase is the result of general increases associated with being a public company and the SFS Acquisition. The costs include Delaware franchise tax fees, annual report printing expenses, and marketing of the Company's thirteenth branch opening. The Company also recorded a $253 thousand loss on the disposition of equipment as a result of an upgrade to its existing mainframe that was necessitated by the SFS Acquisition.

INCOME TAX EXPENSE
------------------
         Income tax expense increased from $1.1 million for the three months ended December 31, 1998 to $1.3 million for the comparable period in 1999. For the nine months ended December 31, 1999, tax expense was $3.7 million, up from $1.1 million in the 1998 period. The increase is primarily the result of higher income before income tax expense partially offset by an increase in tax exempt income realized by the Company. Management anticipates that the Company's effective tax rate will decrease in future periods due to the effect of the Company's recent investment in bank owned life insurance as well as the implementation of other tax planning strategies.

YEAR 2000 READINESS DISCLOSURE
------------------------------
         The Company has experienced no significant problems to date relating to the year 2000 issue. Management will continually monitor its depositors, loan customers, and third party vendors for the immediate future to determine if there are any residual or delayed implications of the century date change.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table A. Financial Highlights

                                                                  At or                            At or
                                                       For the Three Months Ended        For the Nine Months Ended
                                                               December 31,                      December 31,
                                                     ---------------------------------  ----------------------------
                                                          1999              1998            1999           1998
                                                     ----------------  ---------------  ------------  --------------
Financial Ratios
----------------
Basic earnings per share(1)                          $      0.18       $      0.11      $      0.47   $      0.06
Diluted earnings per share(1)                               0.18              0.11             0.47          0.06
Return on average assets(2)                                 0.95%             0.90%            0.97%         0.32%
Return on average equity(2)                                 4.98              3.29             4.42          1.49
Return on average tangible equity(2)                        5.29              3.29             4.58          1.49
Net interest rate spread                                    3.75              3.43             3.86          3.63
Net interest margin(2)                                      4.62              4.82             4.90          4.78
Efficiency ratio(3)                                        52.73             51.91            52.22         50.19
Expense ratio(2)(3)                                         2.44              2.55             2.58          2.46

                                                                            At Period Ended
                                                     ---------------------------------------------------------------
                                                        December 31,    September 30,            March 31,
                                                                                        ----------------------------
                                                           1999             1999            1999            1998
                                                     ----------------  ---------------  ------------  --------------
Share Information
-----------------
Book value per share                                 $     14.33       $     14.24      $     14.02      $     --
Tangible book value per share                              13.47             13.40            13.81            --
Book value per share, including unallocated
    ESOP shares and unvested RRP shares                    12.49             12.48            12.39            --
Tangible book value per share, including unallocated
     ESOP shares and unvested RRP shares                   11.74             11.75            12.21            --
Closing market price                                       10.06             11.06            10.94            --

Capital Ratios
--------------
Equity to total assets                                     18.11%            19.43%           24.89%           10.18%
Tangible equity to tangible assets                         17.21             18.50            24.62            10.10

Asset Quality Ratios
--------------------
Non-performing loans to total loans                         1.45              1.96             1.72             3.10
Non-performing assets to total assets                       1.18              1.55             1.41             2.57
Allowance as a % of non-performing loans                  167.12            120.15           143.77            52.32
Allowance as a % of loans                                   2.42              2.35             2.47             1.62


  (1) Earnings per share data only applies to periods since the Company's initial public offering on July 1, 1998.

  (2) Annualized.

  (3) Ratio does not include other real estate owned and repossessed property expenses,  net securities  transactions and goodwill and other intangibles  amortization for each period.  The ratio for the nine months ended December
      31, 1998 does not include a charitable contribution to the Hudson River Bank & Trust Company Foundation.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


Table B.  Average Balances, Interest, and Yields

                                                                         Three Months Ended December 31,
                                                   ----------------------------------------------------------------------------
                                                                   1999                                   1998
                                                   -------------------------------------- -------------------------------------
                                                     Average                  Average       Average                  Average
(In thousands)                                       Balance     Interest    Yield/Rate     Balance     Interest   Yield/Rate
                                                   -------------------------------------- -------------------------------------
Earning assets:
Federal funds sold                                  $       767     $    11        5.71%      $  3,911      $   47       4.77%
Securities purchased under agreements to resell               -           -            -        28,530         373       5.19
Securities available for sale (1)                       243,307       4,113        6.73        193,326       3,061       6.28
Securities held to maturity                              12,386         205        6.58         43,303         675       6.18
Federal Home Loan Bank of NY stock                        5,483          94        6.82          3,035          53       6.93
Loans receivable (2)                                    766,196      16,045        8.33        524,078      11,803       8.94
                                                   -------------------------------------- ------------------------------------
     Total earning assets                             1,028,139      20,468        7.92%       796,183      16,012       7.98%
                                                                     -------------------                  --------------------

Cash and due from banks                                  15,319                                 13,135
Allowance for loan losses                               (18,093)                               (11,886)
Other non-earning assets                                 53,803                                 29,804
                                                   -------------                          -------------
     Total assets                                   $ 1,079,168                              $ 827,236
                                                   =============                          =============


Interest bearing liabilities:
Savings accounts                                    $   182,981     $  1,174        2.55%     $ 139,691    $  1,100      3.12%
N.O.W. and money market accounts                        124,828          801        2.55         95,306         684      2.85
Time deposit accounts                                   391,078        4,936        5.02        313,894       4,532      5.73
Mortgagors' escrow deposits                               5,294           29        2.18          3,812          22      2.29
Securities sold under agreements to repurchase            2,262           25        4.40              -           -         -
Short-term borrowings                                    76,436        1,085        5.65             65           1      6.10
Long-term debt                                           30,600          471        6.12              -                     -
                                                   -------------------------------------- ------------------------------------
     Total interest bearing liabilities                 813,479        8,521        4.17%       552,768       6,339      4.55%
                                                                -------------------------                  -------------------

Non-interest bearing deposits                            47,665                                  41,760
Other non-interest bearing liabilities                   12,783                                   5,834
Shareholders' equity                                    205,241                                 226,874
                                                   -------------                          -------------
     Total liabilities and shareholders' equity     $ 1,079,168                               $ 827,236
                                                   =============                          =============

Net interest income                                                 $ 11,947                               $  9,673
                                                                ============                               ===========
Net interest spread                                                                3.75%                                 3.43%
                                                                            =============                             ============
Net interest margin                                                                4.62%                                 4.82%
                                                                            =============                             ============

(1) Average balances include fair value adjustment.
(2) Average balances include non-accrual loans.
                                                                     (continued)

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table B.  (continued)

                                                                          Nine Months Ended December 31,
                                                     --------------------------------------------------------------------------
                                                                     1999                                 1998
                                                     ------------------------------------  ------------------------------------
                                                       Average                 Average       Average                 Average
(In thousands)                                         Balance     Interest  Yield/Rate      Balance    Interest   Yield/Rate
                                                     ------------------------------------  ------------------------------------
Earning assets:
Federal funds sold                                      $     257     $   11       5.70%     $  24,314    $  1,028       5.61%
Securities purchased under agreements to resell                 -          -          -         37,165       1,571       5.61
Securities available for sale (1)                         230,564     11,330       6.54        134,615       6,522       6.43
Securities held to maturity                                15,846        788       6.62         53,531       2,562       6.35
Federal Home Loan Bank of NY stock                          4,179        217       6.91          3,035         164       7.17
Loans receivable (2)                                      669,881     43,068       8.56        518,820      35,894       9.18
                                                     ------------------------------------  ------------------------------------
     Total earning assets                               $ 920,727     55,414       8.01%       771,480      47,741       8.21%
                                                                  -----------------------                ----------------------

Cash and due from banks                                    13,495                               13,222
Allowance for loan losses                                 (16,394)                             (10,252)
Other non-earning assets                                   42,275                               27,658
                                                     -------------                         ------------
     Total assets                                       $ 960,103                            $ 802,108
                                                     =============                         ============


Interest bearing liabilities:
Savings accounts                                        $ 163,533   $  3,381       2.75%     $ 160,082    $  3,966       3.29%
N.O.W. and money market accounts                          112,454      2,254       2.67         96,495       2,076       2.86
Time deposit accounts                                     341,025     13,042       5.09        315,443      13,796       5.80
Mortgagors' escrow deposits                                 6,379        105       2.19          5,463          93       2.26
Securities sold under agreements to repurchase              1,602         51       4.24              -           -          -
Short-term borrowings                                      50,732      2,054       5.39          1,162          51       5.83
Long-term debt                                             14,344        653       6.06              -           -          -
                                                     ------------------------------------  ------------------------------------
     Total interest bearing liabilities                   690,069     21,540       4.15%       578,645      19,982       4.58%
                                                                     --------------------                 ---------------------

Non-interest bearing deposits                              45,537                               43,838
Other non-interest bearing liabilities                     13,612                                6,191
Shareholders' equity                                      210,885                              173,434
                                                     -------------                         ------------
     Total liabilities and shareholders' equity         $ 960,103                            $ 802,108
                                                     =============                         ============

Net interest income                                                 $ 33,874                              $ 27,759
                                                                  ===========                          ============
Net interest spread                                                                3.86%                                 3.63%
                                                                             ============                          ============
Net interest margin                                                                4.90%                                 4.78%
                                                                             ============                          ============

(1) Average balances include fair value adjustment.
(2) Average balances include non-accrual loans.


                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)



Table C.  Volume and Rate Analysis

                                                                Three Months Ended                    Nine Months Ended
                                                                   December 31,                          December 31,
                                                       -------------------------------------  -----------------------------------
                                                                   1999 vs 1998                          1999 vs 1998
                                                       -------------------------------------  -----------------------------------
                                                          Due To      Due To        Net         Due To      Due To       Net
(In thousands)                                            Volume       Rate       Change        Volume       Rate       Change
                                                       -------------------------------------  -----------------------------------

Interest  income:
     Federal funds sold                                    $   (44)      $    8     $  (36)     $ (1,030)      $   13  $ (1,017)
     Securities purchased under agreements to resell          (373)           -       (373)       (1,571)           -    (1,571)
     Securities available for sale                              834         218       1,052         4,714          94      4,808
     Securities held to maturity                              (509)          39       (470)       (1,870)          96    (1,774)
     Federal Home Loan Bank of NY stock                          42         (1)          41            60         (7)         53
     Loans receivable                                         5,121       (879)       4,242         9,856     (2,682)      7,174
                                                       -------------------------------------  -----------------------------------
     Total interest  income                                   5,071       (615)       4,456        10,159     (2,486)      7,673
                                                       -------------------------------------  -----------------------------------


Interest expense:
     Savings accounts                                      $    301    $  (227)       $  74        $   84    $  (669)    $ (585)
     N.O.W. and money market accounts                           195        (78)         117           327       (149)        178
     Time deposit accounts                                    1,022       (618)         404         1,064     (1,818)      (754)
     Mortgagors' escrow deposits                                  8         (1)           7            15         (3)         12
     Securities sold under agreements to repurchase              25           -          25            51           -         51
     Short-term borrowings                                    1,084           -       1,084         2,007         (4)      2,003
     Long-term debt                                             471           -         471           653           -        653
                                                       -------------------------------------  -----------------------------------
     Total interest expense                                   3,108       (924)       2,182         4,201     (2,643)      1,558
                                                       -------------------------------------  -----------------------------------

Net interest income                                        $  1,965     $   309     $ 2,274      $  5,958     $   157    $ 6,115
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



                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


Table D. Loan Portfolio Analysis

                                                       December 31,                                March 31,
                                                --------------------------  ------------------------------------------------------
(In thousands)                                            1999                        1999                        1998
                                                --------------------------  --------------------------  --------------------------
                                                  Amount           %          Amount           %          Amount           %
                                                ------------   -----------  ------------   -----------  ------------   -----------
Loans secured by real estate:

     Residential                                  $ 480,212         62.1%     $ 295,466         51.1%     $ 269,435         53.2%
     Commercial                                     128,654         16.6         91,480         15.8         76,570         15.1
     Construction                                    10,504          1.4          3,401          0.6          4,621          0.9
                                                ------------   -----------  ------------   -----------  ------------   -----------
          Total loans secured by real estate      $ 619,370         80.1%     $ 390,347         67.5%     $ 350,626         69.2%
                                                ------------   -----------  ------------   -----------  ------------   -----------
Other loans:
     Manufactured housing                         $  83,465         10.8%     $  90,354         15.6%     $  97,426         19.2%
     Commercial                                      37,270          4.8         29,024          5.0         18,484          3.7
     Financed insurance premiums                     18,026          2.3         57,901         10.0         27,976          5.5
     Consumer                                        15,228          2.0         12,440          2.2         11,857          2.3
                                                ------------   -----------  ------------   -----------  ------------   -----------
          Total other loans                       $ 153,989         19.9%     $ 189,719         32.8%     $ 155,743         30.7%
                                                ------------   -----------  ------------   -----------  ------------   -----------

Unearned discount and net deferred loan
     origination fees and costs                         278          0.0        (1,967)         (0.3)           609          0.1
                                                ------------   -----------  ------------   -----------  ------------   -----------
     Total loans receivable                       $ 773,637        100.0%     $ 578,099        100.0%     $ 506,978        100.0%
                                                               ===========                 ===========                 ===========
Allowance for loan losses                          (18,731)                     (14,296)                     (8,227)
                                                ------------                ------------                ------------
          Net loans receivable                    $ 754,906                   $ 563,803                   $ 498,751
                                                ============                ============                ============

                                       20

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table E. Non-Performing Assets

                                                        December 31,                March 31,
                                                                           ----------------------------
(In thousands)                                              1999               1999           1998
                                                       ----------------    -------------   ------------

Non-accruing loans:
     Residential real estate                               $ 3,395           $ 2,253           $ 4,512
     Commercial real estate                                  2,213             2,669             5,253
     Commercial loans                                           59                --                --
     Manufactured housing                                    2,171             2,315             3,060
     Financed insurance premiums                             3,302             2,549             2,768
     Consumer                                                   68               158               114
                                                           -------           -------           -------
Total                                                      $11,208           $ 9,944           $15,707

Accruing loans past due 90 days or more
and still accruing interest                                     --                --                16
                                                           -------           -------           -------

Total non-performing loans                                 $11,208           $ 9,944           $15,723
                                                           =======           =======           =======

Foreclosed and repossessed assets:
     Residential real estate                               $    --           $   258           $   145
     Commercial real estate                                    409               474               299
     Repossessed property                                    1,325             1,776             1,088
                                                           -------           -------           -------
Total                                                      $ 1,734           $ 2,508           $ 1,532
                                                           =======           =======           =======

Total non-performing assets                                $12,942           $12,452           $17,255
                                                           =======           =======           =======
Allowance for loan losses                                  $18,731           $14,296           $ 8,227
                                                           =======           =======           =======

Allowance as a percentage of non-performing loans           167.12%           143.77%            52.32%
Non-performing assets as a percentage of
   total assets                                               1.18%             1.41%             2.57%
Non-performing loans as a percentage of
   total loans                                                1.45%             1.72%             3.10%

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


Table F.  Loan Loss Experience

                                                                              Three Months Ended           Nine Months Ended
(In thousands)                                                                   December 31,                 December 31,
                                                                           -------------------------    -------------------------
                                                                              1999          1998           1999          1998
                                                                           -----------   -----------    ------------  -----------
Loans outstanding (end of period)                                            $773,637      $539,948        $773,637     $539,948
                                                                           ===========   ===========    ============  ===========
Average loans outstanding (period to date)                                   $766,196      $524,078        $669,881     $518,820
                                                                           ===========   ===========    ============  ===========
Allowance for loan losses at beginning of period                              $17,809      $ 11,560         $14,296      $ 8,227

Loan charge-offs:
          Residential real estate                                                (28)         (102)            (98)        (186)
          Commercial real estate                                                    -          (39)               -         (95)
          Commercial loans                                                      (150)          (14)           (150)         (72)
          Manufactured housing                                                  (389)         (314)           (947)        (868)
          Consumer                                                               (32)          (11)           (182)         (94)
          Financed insurance premiums                                            (82)         (260)           (324)      (1,028)
                                                                           -----------   -----------    ------------  -----------
                     Total charge-offs                                          (681)         (740)         (1,701)      (2,343)
                                                                           -----------   -----------    ------------  -----------
Loan recoveries:

          Residential real estate                                                  13             1              54          331
          Commercial real estate                                                    1             2              43            2
          Commercial loans                                                          1             1               4           16
          Manufactured housing                                                     27            10              59           50
          Consumer                                                                 12             5              30           18
          Financed insurance premiums                                              49           177             238          555
                                                                           -----------   -----------    ------------  -----------
                     Total recoveries                                             103           196             428          972
                                                                           -----------   -----------    ------------  -----------

Loan charge-offs, net of recoveries                                             (578)         (544)         (1,273)      (1,371)
Provision charged to operations                                                 1,500         1,681           4,700        5,841
Allowance acquired                                                                  -             -           1,008            -
                                                                           -----------   -----------    ------------  -----------
Allowance for loan losses at end of period                                   $18,731        $12,697         $18,731      $12,697
                                                                           ===========   ===========    ============  ===========
Ratio of net charge-offs during the period to average
          outstanding during the period (annualized)                            0.30%         0.41%           0.25%        0.35%
                                                                           ===========   ===========    ============  ===========
Provision as a percentage of average loans
          outstanding during the period (annualized)                            0.78%         1.27%           0.93%        1.49%
                                                                           ===========   ===========    ============  ===========

Allowance as a percentage of loans outstanding (end of period)                  2.42%         2.35%           2.42%        2.35%
                                                                           ===========   ===========    ============  ===========

                                       22

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

  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None

  ITEM 5:  OTHER INFORMATION
                           None

  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The following  exhibit is included herein:
                           (27) Financial Data Schedule (included
                           in electronic format only)

                  (b) Reports on Form 8-K

                           A current report on Form 8-K/A was filed with the SEC on November 12, 1999 to provide required pro forma financial information relating to the Company's SFS Bancorp, Inc. acquisition on September 3, 1999.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      HUDSON RIVER BANCORP, INC.






    2/11/00                         /s/Carl A. Florio
    ------                          ----------------------------------------
     Date                           Carl A. Florio, Director, President and
                                    Chief Executive Officer (Principal
                                    Executive and Operating Officer)




    2/11/00                         /s/Timothy E. Blow
    ------                          ----------------------------------------
     Date                           Timothy E. Blow, Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)