Form 10-K
period 2000-03-31
HUDSON RIVER BANCORP INC
filed 2000-06-20
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 8, 2000, there were issued and outstanding 15,360,560 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market System as of June 8, 2000, was approximately $149.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Annual Report to Shareholders for the fiscal year ended March 31, 2000.
Part III of Form 10-K - Portions of Proxy Statement for 2000 Annual Meeting of Shareholders.

                                     PART I

Item 1.  Description of Business
         -----------------------

                             BUSINESS OF THE COMPANY

General

     Hudson River Bancorp, Inc. (the "Company"), a Delaware corporation, was organized on March 5, 1998 at the direction of the Board of Trustees of the Hudson River Bank & Trust Company (the "Bank") (formerly Hudson City Savings Institution) for the purpose of owning all of the outstanding capital stock of the Bank upon consummation of the Bank's conversion from a mutual savings bank to a stock savings bank. The Company, as the sole stockholder of the Bank, is a savings and loan holding company regulated by the OTS.

     The Company is an operating company. The Company directs, plans and coordinates the business activities of the Bank and also is actively involved in the plans and activities of its affiliates. In the future, the Company may continue to acquire or organize other operating subsidiaries, including other financial institutions, or it may merge with or acquire other financial institutions and financial services related companies. The Company neither owns nor leases any property but instead uses the premises and equipment of the Bank. The Company does not currently employ any persons other than certain officers of the Bank who are not separately compensated by the Company. The Company utilizes the support staff of the Bank from time to time, if needed. Additional employees will be hired as appropriate to the extent the Company expands its business in the future.

     Throughout this Annual Report on Form 10-K for the year ended March 31, 2000, references to the Company include both the Company and the Bank, unless otherwise noted. For additional information on the business of the Company, see page 11 of the Company's Annual Report to Shareholders attached hereto as
Exhibit 13 and incorporated herein by reference.

Market Area

     The Bank's primary market area is comprised of Columbia, Albany, Rensselaer and Schenectady Counties in New York and portions of Dutchess County in New York.

     The Company's primary market area consists principally of suburban and rural communities with service, wholesale/retail trade, government and manufacturing serving as the basis of the local economy. Service jobs represent the largest type of employment in the Company's primary market area, with jobs in wholesale/retail trade accounting for the second largest employment sector.

Lending Activities

         General. The Company primarily originates and retains fixed- and adjustable-rate residential mortgage loans, including home equity loans, secured by the borrower's primary residence. Generally, the term of the loans originated ranges from 15 to 30 years. The Company also originates to a lesser extent commercial real estate loans, commercial loans, manufactured housing loans, financed insurance premiums and other consumer loans. In-market loan originations are generated by the Company's marketing efforts, which include print, radio and television advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents, brokers and builders. The marketing for manufactured housing loans is conducted through Tammac Corporation with which the Company has an agreement relating to such loans. The marketing for financed insurance premiums is conducted through the Company's premium finance subsidiary. See "Consumer Lending." At March 31, 2000, the Company's total loan portfolio totaled approximately $823.9 million.

     The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the Federal government, including the Federal Reserve Board ("FRB"), and tax policies. For a description of the Company's lending portfolio, see page 13 of the Company's 2000 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

     The following table illustrates the contractual maturity of the Company's construction, commercial real estate, and commercial loans at March 31, 2000. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not include the effects of possible prepayments or enforcement of due-on-sale clauses.

                                            Commercial
                           Construction     Real Estate      Commercial
 (In thousands)                Loans           Loans            Loans           Total
                           -------------------------------------------------------------
 Amounts due:
 1 year or less........       $  331         $  9,254         $ 21,795         $ 31,380

 After 1 year:
   1 to 5 years........            -           51,982            9,572           61,554
   Over 5 years........        8,813           77,655            5,800           92,268
                             -------        ---------         --------        ---------
 Total due after one year      8,813          129,637           15,372          153,822
                             -------        ---------         --------        ---------
 Total amount due......      $ 9,144        $ 138,891          $37,167        $ 185,202
                             =======        =========         ========        =========


     The following table sets forth the dollar amounts in the respective loan category at March 31, 2000 that are contractually due after March 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.


                                         Due after March 31, 2001
                                   ------------------------------------
(In thousands)                       Fixed      Adjustable       Total
                                     -----      ----------       -----

Construction loans............     $  8,064      $   749       $  8,813
Commercial real estate loans..       69,370       60,267        129,637
Commercial loans..............        5,308       10,064         15,372
                                   --------      -------       --------
    Total.....................     $ 82,742      $71,080       $153,822
                                   ========      =======       ========

Residential Real Estate Lending

     The Company's residential real estate loans consist of primarily one- to four-family, owner occupied mortgage loans, including home equity loans. At March 31, 2000, $491.8 million, or 59.7% of the Company's total loans consisted of residential mortgage loans and home equity loans. The Company does not originate fixed-rate loans for terms longer than 30 years. The Company's residential real estate loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.

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

     The Company currently offers adjustable-rate residential mortgage ("ARM") loans with initial fixed rate periods from one to ten years. Subsequent to the initial fixed period the interest rate adjusts annually based on the change in the relevant United States Treasury index. These loans generally provide for up to a 2.0% periodic cap and a lifetime cap of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Company's cost of funds. Borrowers of one-year residential ARM loans are generally qualified at a rate of 2.0% above the initial interest rate. The Company offers ARM loans that are convertible into fixed-rate loans with interest rates based upon the then current market rates. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. However, as of March 31, 2000, the Company had not experienced higher default rates on these loans relative to its other loans.

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

     The Company's home equity loans and lines of credit are secured by a lien on the borrower's residence and generally do not exceed $250,000. The Company uses the same underwriting standards for home equity loans as it uses for residential mortgage loans. Home equity loans are generally originated in amounts, which together with all prior liens on such residence do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit either float, at a stated margin, with the prime rate or have fixed interest rates. Home equity lines of credit require interest and principal payments on the outstanding balance for the term of the loan. The terms of the Company's home equity lines of credit are generally five years to ten years, with a payback period ranging from five to twenty years.

Commercial Real Estate Lending

     The Company engages in commercial real estate lending secured primarily by apartment buildings, office buildings, motels, nursing homes, strip shopping centers and manufactured housing parks located in the Company's primary market area. At March 31, 2000, the Company had $138.9 million of commercial real estate loans, representing 16.9% of the Company's total loan portfolio.

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

Consumer Lending

     The Company offers a variety of secured and unsecured consumer loans, including manufactured housing loans (loans secured by prefabricated or mobile homes which serve as the borrower's dwelling), financed insurance premiums and, to a lesser extent, lines of credit and loans secured by automobiles. Substantially all of the Company's manufactured housing loans and financed insurance premium loans are originated outside the Company's primary market area. The balance of the Company's consumer loans is originated inside the Company's market area.

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

     Manufactured Housing Loans. In order to facilitate its origination of manufactured housing lending, the Company is party to an agreement with Tammac Corporation ("Tammac"), pursuant to which Tammac solicits manufactured housing loan applications on behalf of the Company. Under the agreement, the Company may refuse to accept for any reason any application referred to it by Tammac. Tammac provides certain collection services to the Company, which include, for any loan that is more than 30 days past due, attempting to cause the borrower to pay delinquent installments and to bring his or her delinquent loan payments up to date. Tammac also provides repossession and liquidation services, at the direction of the Company, for certain delinquent loans. Tammac is paid a fixed percentage of the amount financed by the borrower and does not receive additional compensation for collection, repossession, or any other services provided to the Company. Substantially all of the manufactured housing loans originated by the Company have been referred to it by Tammac.

     Manufactured housing loans represent the largest component of the Company's consumer loan portfolio. At March 31, 2000, the Company's portfolio of manufactured housing loans totaled $81.5 million, or 9.9% of its total loan portfolio. The Company's manufactured housing loans are typically originated at a higher rate than residential first mortgage loans, and generally have terms of up to 20 years. Historically, the Company's manufactured housing loans have been made with both fixed-and adjustable-rates of interest. Currently, however, the Company originates only fixed-rate manufactured housing loans. The Company's adjustable-rate manufactured housing loans typically have an interest rate of 4.0% above the one year United States Treasury index, adjusted annually, with a 2.0% maximum annual adjustment and a 16.0% interest rate cap. The initial interest rate represents the floor. Because the loan may be based on the cost of the manufactured housing as well as improvements and because manufactured housing may decline in value due to wear and tear following their initial sale, the value of the collateral securing a manufactured housing loan may be less than the loan balance. At the time of origination, inspections are made to substantiate current market values on all manufactured homes. The Company has purposely allowed the manufactured housing loan portfolio to decrease from its prior year balances.

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

     The Company has experienced a relatively high level of delinquencies in its financed insurance premium portfolio resulting in higher charge-offs. The Company may continue to experience a high level of delinquencies and charge-offs in this class of loans due to the nature of this type of lending. The underwriting of these loans is generally not based upon the credit risk of the borrower. In the typical case, funds are advanced to the insurance company for the full amount of the premium upon receipt of a down payment from the insured. If the insured defaults on the loan, the

Company sustains a loss to the extent the premium has been earned by (and is therefore unrecoverable from) the insurance company. The Company's most significant exposure to loss occurs when the initial insurance premium quoted by an insurance broker, and used as the basis for the loan and the related down payment, is increased by the underwriting insurance company subsequent to making the loan. In these instances, if the borrower decides not to pay the increased premium amount, the Company is left with an insufficient down payment, relative to the increased premium, and little or no collateral in the way of insurance premiums refundable by the insurance company. Accordingly, writing financed insurance premiums through insurance brokers who accurately quote the initial insurance premium is critical to this type of lending. At March 31, 2000, the Company had $51.8 million of financed insurance premiums through PPP, representing 6.3% of the Company's total loan portfolio.

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

Commercial Lending

     At March 31, 2000, commercial loans comprised $37.2 million, or 4.5% of the Company's total loan portfolio. Most of the Company's commercial loans have been extended to finance local businesses and include primarily short-term loans to finance machinery and equipment purchases, inventory, and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs as well as mortgage warehouse lines of credit.

     The terms of loans extended on machinery and equipment are based on the projected useful life of such machinery and equipment, generally not to exceed seven years. Lines of credit are available to borrowers provided that the outstanding balance is paid in full (i.e., the credit line has a zero balance) for at least 30 days every year. All lines of credit are reviewed on an annual basis. In the event the borrower does not meet this 30-day requirement, the line of credit may be terminated and the outstanding balance may be converted into a fixed term loan. The Company has a few standby letters of credit outstanding which are offered at competitive rates and terms and are generally on a secured basis.

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

     The Company maintains a $20.0 million warehouse line of credit with Homestead Funding Corp. ("Homestead"), a mortgage company located in the Capital District area of New York. Homestead primarily originates residential real estate loans in the Company's market area. The line of credit is secured by assignments of the underlying mortgages. At March 31, 2000, the Company had $4.6 million outstanding under this warehouse line of credit which is included in commercial loans. The Company also has an equity investment in Homestead as a strategic initiative. The line of credit to Homestead was made in the ordinary course of business at the Company's normal credit terms, including interest rate and collateralization.

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

     Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure or repossession are classified as Other Real Estate Owned ("OREO") and Repossessed Property until sold. When property is classified as OREO and Repossessed Property, it is recorded at the lower of cost or fair value (net of disposition costs) at that date and any writedown resulting therefrom is charged to the allowance for loan losses. Subsequent writedowns are charged to operating expenses. Net expenses from OREO and repossessed properties are expensed as incurred. See the "Nonperforming Assets" table on page 17 of the Company's 2000 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

     Other Loans of Concern. As of March 31, 2000, there were $4.8 million of other loans not included in the category of non-performing loans where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

     Allowance for Loan Losses. At March 31, 2000, the Company had a total allowance for loan losses of $19.6 million, representing 2.38% of total loans and 190.5% of total non-performing loans. See the "Loan Loss Experience" table on page 18 of the Company's 2000 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

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

                                                                          At March 31,
                                             ----------------------------------------------------------------------
                                                      2000                   1999                    1998
                                             ----------------------- ---------------------- -----------------------
                                                          Percent                Percent                 Percent
(Dollars in thousands)                       Allowance    Of Loans   Allowance   Of Loans    Allowance   Of Loans
                                              For Loan    In Each    For Loan    In Each     For Loan    In Each
                                               Losses     Category    Losses     Category     Losses     Category
                                                          To Total               To Total                To Total
                                                           Loans                  Loans                   Loans
                                             ---------   ---------   ---------   --------    ---------   --------
Allocation of allowance for loan losses:
 Residential real estate(1)                  $  5,015      60.8%      $ 2,989      51.7%      $ 1,457      54.1%
 Commercial real estate                         4,154      16.9         2,782      15.8         1,756      15.1
 Manufactured home loans                        3,281       9.9         3,147      15.6         2,550      19.2
 Commercial loans                                 811       4.5           871       5.0           517       3.7
 Financed insurance premiums                    2,263       6.3         2,332      10.0         1,027       5.5
 Consumer loans                                   354       1.9           346       2.2           225       2.3
 Unearned discount and net deferred loan
   origination fees and costs                      --      (0.3)           --      (0.3)           --       0.1
 Unallocated                                    3,730        --         1,829        --           695        --
                                             ---------   ---------   ---------   --------    ---------   --------
       Total                                  $19,608     100.0%      $14,296     100.0%      $ 8,227     100.0%
                                             =========   =========   =========   ========    =========   ========
                                                          At March 31,
                                         ----------------------------------------------
                                                 1997                    1996
                                         ---------------------- -----------------------
                                                     Percent                 Percent
(Dollars in thousands)                   Allowance   Of Loans    Allowance   Of Loans
                                         For Loan    In Each     For Loan    In Each
                                          Losses     Category     Losses     Category
                                                     To Total                To Total
                                                      Loans                   Loans
                                         ---------  ---------    ---------   --------
Allocation of allowance for loan losses:
 Residential real estate(1)                $ 998      56.2%       $  846       54.5%
 Commercial real estate                      758      13.7           658       15.7
 Manufactured home loans                   1,040      18.8         1,049       17.8
 Commercial loans                          1,833       4.0           213        6.5
 Financed insurance premiums               1,127       4.8           442        3.0
 Consumer loans                               52       2.3            25        2.3
 Unearned discount and net deferred loan
      origination fees and costs              --       0.2            --        0.2
 Unallocated                                  64        --           313         --
                                         ---------  ---------    ---------   --------
       Total                              $5,872     100.0%       $3,546      100.0%
                                         =========  =========    =========   ========

-------------
(1)  Includes home equity and construction loans.

Investment Activities

     The Company is authorized to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, the Company may also invest its assets in investment grade commercial paper, mortgage-backed securities, collateralized mortgage obligations (CMO's), corporate debt securities and mutual funds whose assets conform to the investments that the Company is otherwise authorized to make directly. As of March 31, 2000, the Company did not hold any securities to one issuer which exceeded 10% of equity, excluding securities issued by U.S. Government agencies.

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

     Management determines the appropriate classification of securities at the time of purchase. See Note 3 of the Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

The following table sets forth information regarding the scheduled maturities, amortized cost, and weighted-average yields for the Company's securities portfolios at March 31, 2000 by contractual maturity. The table does not take into consideration the effects of scheduled repayments or possible prepayments.

(Dollars in thousands)
                                   Less than 1 year        1 to 5 years           5 to 10 years
                                 -------------------   --------------------   ---------------------
                                 Amortized  Weighted   Amortized   Weighted   Amortized    Weighted
                                   Cost     Average      Cost      Average      Cost       Average
                                             Yield                  Yield                   Yield
                                 ---------  --------   ---------   --------   ---------    --------
Securities Available-for Sale:
 U.S. Government and
   Agency securities ........     $   --        --%    $15,564       6.69%     $21,577       6.52%
 Corporate debt securities ..      2,245      6.56      18,903       6.71        5,922       6.80
 Tax-exempt securities ......         --        --          --         --           57       4.90
 Collateralized mortgage
   obligations ..............         --        --          --         --           --         --
 Mortgage-backed securities .      2,354      6.61          81       7.36        1,195       7.95
 Equity securities ..........         --        --          --         --           --         --
 Other securities ...........        880      4.88         400       5.59           --         --
                                 ---------  --------   ---------   --------   ---------    --------
    Total Securities
        Available for sale ..    $ 5,479      6.43%    $34,948       6.69%     $28,751       6.63%
                                 =========  ========   =========   ========   =========    ========

Securities Held-to-Maturity:
 Corporate debt securities ..    $ 6,986      6.52%    $ 1,991       6.90%     $    --         --%
 Tax-exempt securities ......         --        --          10       9.31           --         --
 Collateralized mortgage
  obligations ...............         --        --          --         --           --         --
 Mortgage-backed securities .         --        --       1,049         --          402       8.27
                                 ---------  --------   ---------   --------   ---------    --------
     Total Securities Held
        to Maturity .........    $ 6,986      6.52%    $ 3,050       6.72%     $   402       8.27%
                                 =========  ========   =========   ========   =========    ========
(Dollars in thousands)
                                          Over 10 years               Total Securities
                                      --------------------   ---------------------------------
                                      Amortized   Weighted   Amortized    Weighted      Fair
                                         Cost      Average      Cost       Average      Value
                                                    Yield                   Yield
                                      ---------   --------   ---------    --------      -----
Securities Available-for Sale:
 U.S. Government and
   Agency securities ........          $21,080      7.01%    $ 58,221       6.74%     $ 54,594
 Corporate debt securities ..           35,334      6.98       62,404       6.87        60,570
 Tax-exempt securities ......           15,182      4.91       15,239       4.91        13,832
 Collateralized mortgage
  obligations ...............           80,636      6.53       80,636       6.53        76,212
 Mortgage-backed securities .           26,613      6.62       30,243       6.67        29,035
 Equity securities ..........            1,664      4.23        1,664       4.23         1,457
 Other securities ...........               --        --        1,280       5.10         1,280
                                      ---------   --------  ---------     --------    --------
    Total Securities
        Available for sale ..          $180,509     6.53%    $249,687       6.56%     $236,980
                                      =========   ========  =========     ========    ========
Securities Held-to-Maturity:
 Corporate debt securities ..          $     --       --%    $  8,977       6.60%     $  8,944
 Tax-exempt securities ......                --       --           10       9.31            10
 Collateralized mortgage
   obligations ..............               546     6.36          546       6.36           523
 Mortgage-backed securities .               160     9.28        1,611       7.12         1,588
                                      ---------   --------  ---------     --------    --------
     Total Securities Held
        to Maturity .........           $   706     7.02%    $ 11,144       6.67%     $ 11,065
                                      =========   ========  =========     ========    ========

Sources of Funds

     General. The Company's primary sources of funds are deposits, amortization and prepayment of loan principal, maturities, prepayments and calls of securities, short-term investments, and funds provided from operations and borrowings.

     Deposits. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits consist of passbook and statement savings accounts, money market and N.O.W accounts, and time deposits generally ranging in terms from three months to five years. The Company only solicits deposits from its primary market area and does not have brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. At March 31, 2000, the Company's deposits totaled $748.6 million, of which $700.3 million were interest-bearing deposits.

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

     The following table indicates, as of March 31, 2000, the amount of the Company's time deposits of $100,000 or more by time remaining until maturity.

                                                                           Maturity
                                             --------------------------------------------------------------------

                                               3 Months       3 to 6      6 to 12         Over
   (In thousands)                               or Less       Months       Months       12 Months        Total
                                                -------       ------       ------       ---------        -----

   Time deposits of $100,000 or more........    $ 12,458        $6,339     $ 17,784       $ 12,536     $ 49,117

     Borrowings. Although deposits are the Company's primary source of funds, the Company's practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.

     The Company's borrowings historically have consisted principally of short-term advances and long-term borrowings from the FHLB of New York. Such advances and borrowings can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Company currently maintains available lines of credit and is currently authorized to borrow up to $100.0 million on lines of credit with the FHLB of New York. At March 31, 2000, the Company had outstanding $147.1 million in short-term advances and long-term borrowings from the FHLB of New York. See Note 7 of the Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders incorporated herein by reference as Exhibit
13. The Company may increase its borrowings in order to fund the acquisition of additional securities or other assets in the future or as part of merger and acquisition activities.

Subsidiary Activities

     Hudson City Associates, Inc. Hudson City Associates, Inc. ("HCAI"), a wholly owned subsidiary of the Bank, was incorporated in 1984 but remained inactive until 1990. In 1990, HCAI formed a partnership known as Premium Payment Plan (referred to herein as "PPP"), pursuant to which the Company provides premium financing for both certain lines of commercial insurance and non-standard and sub-standard personal automobile insurance.

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

     Hudson River Funding Corp. Hudson River Funding Corp. ("HRFC") is a Real Estate Investment Trust formed in 1997 to enhance liquidity, portfolio yields and capital growth. The Bank initially funded HRFC with approximately $185.0 million of earning assets consisting of residential mortgage loans, commercial real estate loans, home equity loans, home improvement loans, and debt securities. Interest income earned on the assets held by HRFC, less expenses, is distributed to the Bank in the form of dividends.

     SSLA Services Corporation. SSLA Services Corporation (SSLA) was formed in 1983 to sell insurance products. In 1994, SSLA was authorized to sell mutual funds. SSLA became a wholly-owned subsidiary of Hudson River Bank & Trust Company as a result of the acquisition of SFS Bancorp, Inc., parent company of Schenectady Federal Savings Bank. Since its acquisition, SSLA has conducted no business.

Competition

     The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Company's primary market area. Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer and commercial lending. The Company also faces strong competition in its efforts to provide insurance premium financing through PPP from a variety of other lenders, some of which have much greater assets and resources than the Company.

     The Company attracts all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from mutual funds, annuities, stocks, bonds, and other securities and other savings institutions, commercial banks and credit unions located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available.

Employees

     At March 31, 2000, the Company had 284 full-time employees and 49 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

The Company

     General. The Company is subject to regulation as a savings and loan holding company under the Home Owners Loan Act, as amended ("HOLA"), instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because the Bank has made an election under Section 10(1) of HOLA to be treated as a "savings bank" for purposes of Section 10(e) of HOLA. As a result, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the New York State Banking Board (the "NYBB" or the "Board") and the Securities and Exchange Commission ("SEC"). As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

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

     The QTL test set forth in the HOLA requires that qualified thrift investments ("QTLs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At March 31, 2000, the Bank's assets invested in QTLs were in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

     In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22 (h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 2000, the Company was in compliance with the above restrictions.

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

     Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members ("non-members") of the Federal Reserve System. See Note 8 of the Notes to Consolidated Financial Statements included in the Company's 2000 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

     Activities and Investments of New York-Chartered Savings Banks. The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and regulations, as limited by FDIC regulations and other federal laws and regulations. The New York laws and regulations authorize savings banks, including the Bank, to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, State and local governments and agencies, certain types of corporate equity securities and certain other assets. Under the statutory authority for investing in equity securities, a savings bank may directly invest up to 7.5% of its assets in certain corporate stock and may also invest up to 7.5% of its assets in certain mutual fund securities. Investment in stock of a single corporation is limited to the lesser of 2% of the outstanding stock of such corporation or 1% of the savings bank's assets, except as set forth below. Such equity securities must meet certain tests of financial performance. A savings bank's lending powers are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the "leeway" authority, make investments not otherwise permitted under the New York State Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank's assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with the reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a "prudent person" standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the "prudent person" standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. A New York chartered stock savings bank may also exercise trust powers upon approval of the Department.

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

     Under the New York State Banking Law, the Department may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Department that any director, or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Department to discontinue such practices, such director, or officer may be removed from office by the Department after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Department against the Bank or any of its directors or officers. The Department also may take possession of a banking organization under specified statutory criteria.

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

     At March 31, 2000, the Bank had capital levels, which qualified it as a "well-capitalized" institution.

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

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances, which would result in termination of the Bank's deposit insurance.

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

     Limitations on Dividends. The Company is a legal entity separate and distinct from the Bank. The Company's principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements.

     Under New York State Banking Law and OTS regulations, a New York-chartered stock savings bank may declare and pay dividends out of its net profits, unless there is an impairment of capital, but approval of the Department is required if the total of all dividends declared in a calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, subject to certain adjustments.

     Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $147.1 million of FHLB short-term advances and long-term borrowings at March 31, 2000.

     As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At March 31, 2000, the Bank had approximately $7.4 million in FHLB stock, which resulted in its compliance with this requirement.

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

     Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts, including NOW and Super NOW accounts) and non-personal time deposits. As of March 31, 2000, the Company was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

Federal Taxation

     General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Company. The Bank's federal income tax returns have been audited or closed without audit by the Internal Revenue Service through December 31, 1996.

     Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending March 31 for filing its consolidated federal income tax returns. For further information about the Federal income tax consequences for the Company, see Note 12 of the Notes to Consolidated Financial Statements within the Company's 2000 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

State and Local Taxation

     New York State Taxation. The Company and the Bank report income on a combined basis utilizing the Company's fiscal year. New York State Franchise Tax on banking corporations is imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications.

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

            Name                   Age         Position Held with the Bank
 ----------------------------- ----------- ------------------------------------
 Carl A. Florio                51          President & Chief Executive Officer
 Timothy E. Blow               33          Chief Financial Officer
 Sidney D. Richter             60          Senior Vice President
 Richard J. Malena             52          Senior Vice President
 Carol J. Dube                 45          Senior Vice President

     The business experience of each executive officer who is not also a Director of the Company is set forth below.

     Carl A. Florio, CPA. Mr. Florio was appointed President & Chief Executive Officer in 1996. From 1991 to 1996, Mr. Florio served as the Company's Chief Financial Officer. Prior to this appointment as Chief Financial Officer, Mr. Florio was a partner at the accounting firm of Pattison, Koskey, Rath & Florio.

     Timothy E. Blow, CPA. Mr. Blow became Chief Financial Officer of the Company in May 1997. Prior to his appointment as Chief Financial Officer, Mr. Blow was a senior manager at the accounting firm of KPMG LLP. Mr. Blow also serves as a director of Hudson City Associates, Inc. and as Secretary and Treasurer of Hudson River Funding Corp., wholly owned subsidiaries of the Bank.

     Sidney D. Richter. Mr. Richter has served as the Company's Senior Vice President of Lending since 1993. From 1990 to 1993, Mr. Richter served as the Bank's Vice President for Commercial Lending. Mr. Richter also serves as a director of each of the Bank's wholly owned subsidiaries.

     Richard J. Malena. Mr. Malena became Senior Vice President of Retail Sales and Marketing of the Company in October 1999. Prior to his appointment to Senior Vice President, Mr. Malena was the Executive Vice President in charge of retail banking at Poughkeepsie Savings Bank.

     Carol J. Dube. Ms. Dube became Senior Vice President of Operations of the Company in January 2000. From 1994 to 1999, Ms. Dube served as the Bank's Information Technology Officer. Prior to her employment with the Bank, Ms. Dube was employed by Fleet Bank as an officer in the information technology area.

Item 2.  Properties
         ----------

     The Company conducts its business at its main office and sixteen other banking offices. The net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2000 was $18.7 million. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Bank, subject to possible future expansion.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

                                     PART II

Item 5.   Market for Registrant's Common Equity and
          Related Shareholder Matters
          -----------------------------------------

          Inside back cover of the attached 2000 Annual Report to Shareholders is herein incorporated by reference and attached hereto as Exhibit 13.

Item 6.   Selected Financial Data
          -----------------------

          Page 10 of the attached 2000 Annual Report to Shareholders is herein incorporated by reference and attached hereto as Exhibit 13.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          -------------------------------------------------

          Pages 11 through 23 of the attached 2000 Annual Report to Shareholders are herein incorporated by reference and attached hereto as Exhibit 13.

Item 7a.  Quantitative and Qualitative Disclosure
          Regarding Market Risk
          ---------------------------------------

          Pages 18 through 19 of the attached 2000 Annual Report to Shareholders are herein incorporated by reference and attached hereto as Exhibit 13.

Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          The following information appearing in the Company's Annual Report to Shareholders for the year ended March 31, 2000, is incorporated by reference in this Annual Report on Form 10-K and attached hereto as Exhibit 13.

                                                                                       Pages in
                                                                                        Annual
                                                                                        Report
                                                                                       --------
Independent Auditors' Report.........................................................     24
Consolidated Balance Sheets as of March 31, 2000 and 1999............................     25
Consolidated Income Statements for the Years Ended March 31, 2000,  1999 and 1998....     26
Consolidated Statements of Changes in Shareholders' Equity for Years
  Ended March 31, 2000, 1999 and 1998................................................     27
Consolidated Statements of Cash Flows for Years Ended March 31, 2000, 1999 and 1998..     28
Notes to Consolidated Financial Statements...........................................  29 to 51

     With the exception of the aforementioned information, the Company's Annual Report to Shareholders for the year ended March 31, 2000, is not deemed filed as part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
         ------------------------------------------------

         None.

                                    PART III


Item 10.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act
          ----------------------------------------------

          Directors

          Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

          To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11.  Executive Compensation
          ----------------------

          Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management
          ----------------------------------------

          Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

          Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2000, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

          (a)  Exhibits

    Regulation                                                                           Reference to
       S-K                                                                             Prior Filing or
     Exhibit                                                                            Exhibit Number
      Number                                  Document                                 Attached Hereto
------------------- -------------------------------------------------------------- -------------------------

       3(i)         Certificate of Incorporation                                               *
       3(ii)        Bylaws                                                                   ****
        4           Instruments defining the rights of security holders,                       *
                    including debentures
        10          Material Contracts
                        Employment Agreement between Hudson River Bank &                       *
                           Trust Company and certain executive officers
                        Employment Agreement between Hudson River Bancorp.,                    *
                           Inc. and certain executive officers
                        Change-In-Control Severance Agreement with certain                     *
                           officers of Hudson River Bank & Trust Company
                        Hudson River Bank & Trust Company Employee                             *
                            Severance Compensation Plan
                        Employee Stock Ownership Plan                                          *
                        Form of Hudson City Savings Institution 401(k)                        **
                           Savings Plan
                        Benefit Restoration Plan                                              **
                        1998 Stock Option and Incentive Plan                                 ***
                        1998 Recognition and Retention Plan                                  ***
        13          Annual Report to Shareholders                                             13
        21          Subsidiaries of Registrant                                                21
        23          Consent of Independent Auditors                                           23
        27          Financial Data Schedule                                                   27

-------------------
* Filed as exhibits to the Company's Form S-1 registration statement filed on March 9, 1998 (File No. 333-47605) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
** Filed as exhibits to the Company's Pre-effective Amendment No. One to Form S-1 filed on May 1, 1998 (File No. 333-47605) of the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.
*** Filed as exhibits to the Company's Proxy Statement filed on November 13, 1998 in connection with the Company's Special Meeting for Shareholders and hereby incorporated by reference.
**** Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 under the Securities and Exchange Act of 1934, filed with the SEC on June 28, 1999, and incorporated herein by reference in accordance with Item 601 of Regulation S-K.

         (b)  Financial Statement Schedules

         All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.

         (c)  Reports on Form 8-K

          None.

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

 /s/ Carl A. Florio                           /s/ Earl Schram, Jr.
--------------------------------------        --------------------------------
Carl A. Florio, Director, President           Earl Schram, Jr., Chairman of
and Chief Executive Officer (Principal        the Board
Executive and Operating Officer)

Date:         June 15, 2000                   Date:       June 15, 2000
      --------------------------------               -------------------------

 /s/ Stanley Bardwell, M.D.                   /s/ Joseph W. Phelan
--------------------------------------        --------------------------------
Stanley Bardwell, M.D., Director              Joseph W. Phelan, Director

Date:         June 15, 2000                    Date:      June 15, 2000
      --------------------------------               -------------------------

 /s/ William E. Collins                       /s/ William H. Jones
--------------------------------------        --------------------------------
William E. Collins, Director                  William H. Jones, Director

Date:         June 15, 2000                    Date:      June 15, 2000
      --------------------------------               -------------------------

/s/ Joseph H. Giaquinto                       /s/ Marcia M. Race
--------------------------------------        --------------------------------
Joseph H. Giaquinto, Director                 Marcia M. Race, Director

Date:         June 15, 2000                    Date:      June 15, 2000
      --------------------------------               -------------------------

/s/ Marilyn A. Herrington                     /s/ Timothy E. Blow
--------------------------------------        --------------------------------
Marilyn A. Herrington, Director               Timothy E. Blow, Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)

Date:         June 15, 2000                    Date:      June 15, 2000
      --------------------------------               -------------------------