Form 10-Q
period 2000-06-30
HUDSON RIVER BANCORP INC
filed 2000-08-10
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         Commission file number 000-24187


                           HUDSON RIVER BANCORP, INC.
             (Exact name of Registrant as Specified in its Charter)


                Delaware                                   14-1803212
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


    One Hudson City Centre, Hudson, New York                  12534
    (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:    (518)  828-4600


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         As of August 4, 2000 there were issued and outstanding 15,310,560 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX



PART I.  FINANCIAL INFORMATION

                  ITEM 1.  Financial Statements (unaudited)

                                     Consolidated Balance Sheets at June 30,
                                     2000 and March 31, 2000

                                     Consolidated Income Statements for the
                                     three months ended June 30, 2000 and 1999

                                     Consolidated Statements of Cash Flows for
                                     the three months ended June 30, 2000 and
                                     1999

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

                  ITEM 3.  Defaults Upon Senior Securities

                  ITEM 4.  Submission of Matters to a Vote of Security Holders

                  ITEM 5.  Other Information

                  ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

Item 1. Financial Statements

                                    Hudson River Bancorp, Inc.
                                    Consolidated Balance Sheets
                                            (unaudited)
                                                                      June 30,          March 31,
(In thousands, except share and per share data)                         2000              2000
                                                                    -----------       -----------
Assets
Cash and due from banks                                             $    15,481       $    16,612
Securities available for sale, at fair value                            232,583           236,980
Securities held to maturity (fair value of $4,968 and $11,065)            5,020            11,144
Federal Home Loan Bank of New York (FHLB) stock, at cost                  9,202             7,425

Loans receivable                                                        843,025           823,855
Allowance for loan losses                                               (20,524)          (19,608)
                                                                    -----------       -----------
     Net loans receivable                                               822,501           804,247
                                                                    -----------       -----------

Accrued interest receivable                                               6,625             6,470
Premises and equipment, net                                              18,971            18,719
Other real estate owned (OREO) and repossessed property                   1,313             1,641
Goodwill and other intangibles                                           11,337            11,618
Other assets                                                             33,154            34,691
                                                                    -----------       -----------
     Total assets                                                   $ 1,156,187       $ 1,149,547
                                                                    ===========       ===========

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
     Savings                                                            179,504           180,932
     N.O.W. and money market                                            126,797           126,429
     Time deposits                                                      384,050           392,962
     Noninterest-bearing                                                 54,681            48,240
                                                                    -----------       -----------
          Total deposits                                                745,032           748,563
                                                                    -----------       -----------

  Securities sold under agreements to repurchase                          4,294             4,214
  Short-term FHLB advances                                              147,530           116,450
                                                                    -----------       -----------
          Total short-term borrowings                                   151,824           120,664
                                                                    -----------       -----------

  Long-term FHLB borrowings                                              30,600            30,600
  Mortgagors' escrow deposits                                             9,318             5,500
  Other liabilities                                                      19,315            43,497
                                                                    -----------       -----------
          Total liabilities                                             956,089           948,824
                                                                    -----------       -----------

Shareholders' Equity:
  Preferred stock, $.01 par value, Authorized 5,000,000 shares               --                --
  Common stock, $.01 par value, Authorized 40,000,000 shares;
          Issued 17,853,750 shares                                          179               179
  Additional paid-in capital                                            174,733           174,733
  Unallocated common stock held by ESOP                                 (15,583)          (15,583)
  Unvested restricted stock awards                                       (6,098)           (6,289)
  Treasury stock, at cost ( 2,543,190 and 2,235,190 shares)             (27,210)          (24,248)
  Retained earnings, substantially restricted                            81,481            79,555
  Accumulated other comprehensive loss                                   (7,404)           (7,624)
                                                                    -----------       -----------
          Total shareholders' equity                                    200,098           200,723
                                                                    -----------       -----------
          Total liabilities and shareholders' equity                $ 1,156,187       $ 1,149,547
                                                                    ===========       ===========

See accompanying notes to unaudited consolidated interim financial statements.

                             Hudson River Bancorp, Inc.
                           Consolidated Income Statements
                                     (unaudited)


                                                                 For the Three
                                                             Months Ended June 30,
                                                        ---------------------------
(In thousands, except per share data)                        2000         1999
                                                            -------      -------

Interest income:
     Interest and fees on loans                             $17,847      $12,931
     Securities available for sale                            4,008        3,516
     Securities held to maturity                                141          322
     Federal funds sold                                           1           --
     Federal Home Loan Bank of New York stock                   145           55
                                                            -------      -------
           Total interest income                             22,142       16,824
                                                            -------      -------

Interest expense:
     Deposits                                                 6,967        5,760
     Securities sold under agreements to repurchase              52            6
     Short-term FHLB advances                                 2,192          473
     Long-term FHLB borrowings                                  462           --
                                                            -------      -------
           Total interest expense                             9,673        6,239
                                                            -------      -------
           Net interest income                               12,469       10,585
Provision for loan losses                                     1,425        1,700
                                                            -------      -------
           Net interest income after
               provision for loan losses                     11,044        8,885
                                                            -------      -------
Other operating income:
     Service charges on deposit accounts                        443          332
     Loan servicing income                                       33           37
     Net securities transactions                                 --           79
     Other income                                               218          144
                                                            -------      -------
           Total other operating income                         694          592
                                                            -------      -------

Other operating expenses:
     Compensation and benefits                                3,448        3,098
     Occupancy                                                  503          387
     Equipment                                                  829          590
     Other real estate owned and repossessed property           272          403
     Advertising                                                368          199
     Legal and other professional fees                          370          232
     Postage and item transportation                            189          179
     Goodwill and other intangibles amortization                281           91
     Other expenses                                           1,320        1,122
                                                            -------      -------
           Total other operating expenses                     7,580        6,301
                                                            -------      -------
Income before tax expense                                     4,158        3,176
Tax expense                                                   1,515        1,115
                                                            -------      -------
           Net income                                       $ 2,643      $ 2,061
                                                            =======      =======
Basic earnings per share                                    $  0.19      $  0.13
                                                            =======      =======
Diluted earnings per share                                  $  0.19      $  0.13
                                                            =======      =======

See accompanying notes to unaudited consolidated interim financial statements.

                                        Hudson River Bancorp, Inc.
                                   Consolidated Statements of Cash Flows
                                                (unaudited)
                                                                              For the Three Months Ended
                                                                                         June 30,
                                                                                -----------------------
    (In thousands)                                                                2000           1999
                                                                                --------       --------
    Cash flows from operating activities:
      Net income                                                                 $  2,643       $  2,061
      Adjustments to reconcile net income to net cash
      used in operating activities:
        Depreciation                                                                  560            486
        Goodwill and other intangibles amortization                                   281             91
        Provision for loan losses                                                   1,425          1,700
        Amortization of restricted stock awards                                       191            217
        Net securities transactions                                                    --            (79)
        Adjustments of OREO and repossessed property to fair value                    208            320
        Net gain on sales of OREO and repossessed property                           (347)          (212)
        Net loss on disposition of premises and equipment                             103             --
        Net increase in accrued interest receivable                                  (155)           411
        Net decrease in other assets                                                1,390            248
        Net decrease in other liabilities                                         (24,182)       (27,986)
                                                                                 --------       --------
          Net cash used in operating activities                                   (17,883)       (22,743)
                                                                                 --------       --------
    Cash flows from investing activities:
      Proceeds from sales of securities available for sale                             --          2,959
      Proceeds from maturities, calls and paydowns of securities available
          for sale                                                                  4,764         25,983
      Purchases of securities available for sale                                       --         (4,988)
      Proceeds from maturities, calls and paydowns of securities held to
          maturity                                                                  6,124          4,256
      Purchase of FHLB stock                                                       (1,777)            --
      Net loans made to customers                                                 (20,788)       (26,666)
      Proceeds from sales of and payments received on OREO
        and repossessed property                                                    1,576          1,415
      Purchases of premises and equipment                                            (915)          (417)
                                                                                 --------       --------
          Net cash (used in) provided by investing activities                     (11,016)         2,542
                                                                                 --------       --------


    Cash flows from financing activities:
      Net (decrease) increase in deposits                                          (3,531)         6,929
      Net increase in short-term borrowings                                        31,160         17,718
      Net increase in mortgagors' escrow deposits                                   3,818          2,814
      Dividends paid                                                                 (717)          (484)
      Purchases of treasury stock                                                  (2,962)        (7,186)
                                                                                 --------       --------
          Net cash provided by financing activities                                27,768         19,791
                                                                                 --------       --------
Net decrease in cash and cash equivalents                                          (1,131)          (410)
Cash and cash equivalents at beginning of period                                   16,612         12,722
                                                                                 --------       --------
Cash and cash equivalents at end of period                                       $ 15,481       $ 12,312
                                                                                 ========       ========
Supplemental cash flow information:
      Interest paid                                                              $  9,235       $  6,244
      Taxes paid                                                                 $     --       $     --

Supplemental disclosures of non-cash investing and financing activities:
      Loans transferred to OREO and repossessed property                         $  1,109       $    698
      Adjustment of securities available for sale to fair value, net of tax      $    220       $ (2,183)

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2000. Operating results for the three month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for a full year.

         2. On April 25, 2000, the Company entered into a definitive agreement with Cohoes Bancorp, Inc. ("Cohoes") to provide for a merger between the Company and Cohoes. Under the terms of the agreement, the Company will issue 1.185 shares of Company common stock in exchange for each share of Cohoes common stock. The total deal value is approximately $87 million based on the Company's stock price immediately preceding the announcement. The transaction will be accounted for under the purchase method of accounting. It is expected that the transaction will result in negative goodwill which will be allocated to reduce noncurrent, nonmonetary assets of Cohoes, with any remaining amount classified as other liabilities upon the closing of the transaction. The remaining negative goodwill, if any, will be accreted into income on a straight-line method over the estimated period of benefit. Pending regulatory and shareholder approvals, the transaction is expected to close prior to year-end 2000.

         3. Comprehensive income (loss) includes the reported net income (loss) of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income (loss) represents net income
(loss) plus other comprehensive income (loss), which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income (loss) for the three month periods ended June 30, 2000 and 1999 was $2.9 million and $(122) thousand, respectively.

         4. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month periods ended June 30, 2000 and 1999. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

                           Hudson River Bancorp, Inc.
          Notes to Unaudited Consolidated Interim Financial Statements
                                   (continued)


                                                                     For the Three Months Ended June 30,
                                             -----------------------------------------------------------------------------------
(In thousands, except                                        2000                                         1999
share and per share amounts)                 --------------------------------------       --------------------------------------

                                                           Weighted-          Per                       Weighted-        Per
                                                Net         Average          Share           Net         Average        Share
                                              Income         Shares          Amount        Income         Shares        Amount
                                              ------         ------          ------        ------         ------        ------
Basic earnings per share                      $ 2,643       13,671,940      $  0.19       $ 2,061       15,293,786       $ 0.13

Dilutive effect of potential common
  shares outstanding:
          Stock options                                            322                                           -
          Restricted stock awards                                  843                                           -
                                              -------       ----------      -------       -------       ----------       ------
Diluted earnings per share                    $ 2,643       13,673,105      $  0.19       $ 2,061       15,293,786       $ 0.13
                                              =======       ==========      =======       =======       ==========       ======


         At June 30, 2000 and 1999, there were 1.1 million and 1.2 million stock options, respectively, not included in the above table as potential common shares outstanding because the effect was anti-dilutive. At June 30, 2000 and 1999, there were 547 thousand and 710 thousand unvested restricted stock awards, respectively, not included in the above table as potential common shares outstanding because the effect was anti-dilutive.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and subsidiary (the "Company") during the three months ended June 30, 2000, with comparisons to 1999 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2000 Annual Report on Form 10-K, should be read in conjunction with this review. Amounts in prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

         The Company's primary market area, with 18 full-service branches, consists of the New York counties of Columbia, Rensselaer, Albany, Schenectady, Dutchess, and Saratoga. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest income earned on its assets and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan losses and other operating income, such as loan servicing income and fees on deposit related services; it is also impacted by other operating expenses, such as compensation and occupancy expenses, and federal and state income taxes.

         The Company's results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. Future changes in applicable laws, regulations or government policies may have a material impact on the Company. Lending activities are substantially influenced by the demand for and supply of housing, competition among lenders, the level of interest rates, and the availability of funds. The ability to gather deposits and the cost of funds are influenced by prevailing market interest rates, fees and terms on deposit products, as well as the availability of alternative investments including mutual funds and stocks.

MERGER AND ACQUISITION ACTIVITY
-------------------------------

         On September 3, 1999 the Company completed its acquisition of SFS Bancorp, Inc. ("SFS") paying $25.10 in cash for each share of SFS common stock outstanding (the "SFS Acquisition"). The total consideration of approximately $32 million was funded primarily by long-term FHLB borrowings. The transaction was accounted for under the purchase method of accounting and goodwill associated with this transaction totaling $9.1 million was recorded. The goodwill is being amortized straight line over fifteen years. SFS had total assets of $176.9 million and total deposits of $150.4 million as of September 3, 1999. Its four branches within Schenectady County were added to the Bank's branch network.

         On April 25, 2000, the Company announced that a definitive agreement had been reached with Cohoes Bancorp, Inc. ("Cohoes") to provide for a merger between the Company and Cohoes. Cohoes is a $700 million institution with 21 branches in six counties headquartered in Cohoes, New York. The Company will issue 1.185 shares of Company common stock in exchange for each share of Cohoes common stock. The total deal is valued at approximately $87 million based on the Company's stock price immediately preceding the announcement. The transaction will be accounted for under the purchase method of accounting, and pending regulatory and shareholder approvals, is expected to close before the year-end 2000. All 21 Cohoes branches will be renamed as Hudson River Bank & Trust Company branches upon completion of the merger, and the Company will be renamed as Cohoes-Hudson Bancorp, Inc. The combined company will have over $1.8 billion in total assets and $1.2 billion in deposits.

         In June 2000, the Company received an unsolicited offer from TrustCo Bank Corp NY ("TrustCo") to acquire the Company for TrustCo stock equivalent to $14 per share of Company stock. This unsolicited offer was declined by the Board of Directors on June 23, 2000 because, among other reasons, TrustCo's offer was inadequate as to the price, the Company was not for sale, and the proposal required the Company to terminate its agreement to merge with Cohoes. TrustCo subsequently announced its intention to proceed with a proxy solicitation to encourage Company shareholders to vote against the Cohoes merger, and to initiate a hostile tender offer for Company shares. The Company is committed to its merger with Cohoes and is continuing to solicit proxies in favor of the Cohoes merger.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

OVERVIEW
--------

         The Company earned net income for the three months ended June 30, 2000 amounting to $2.6 million, or $0.19 per share, up $582 thousand from the $2.1 million, or $0.13 per share, earned during the three months ended June 30, 1999. The increase was primarily a result of higher net interest income and a lower provision for loan losses, partially offset by higher other operating expenses and higher tax expense. For the three months ended June 30, 2000, the Company's return on average assets was .92%, down from .95% for the same period in 1999. The Company's return on average equity for the three months ended June 30, 2000 was 5.30%, up from 3.83% in 1999. See Table A, "Financial Highlights".

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

Earning Assets

         Total average earning assets increased to $1.1 billion for the three months ended June 30, 2000, up from $837.1 million in the same period of 1999. This increase was primarily a result of the completion of the SFS Acquisition during the quarter ended September 30, 1999. Interest income for the three months ended June 30, 2000 was $22.1 million, up $5.3 million for the same period in 1999. The increase in average balances was the primary reason for the higher income. The yield on earning assets rose from 8.08% for the three months ended June 30, 1999 to 8.20% for the same period in 2000. The change in the Company's asset mix from lower yielding investments to higher yielding loans has been enhanced by the impact of a rising rate environment. Earning assets at June 30, 2000 and March 31, 2000 were $1.1 billion, largely as a result of increases for the three month period ended June 30, 2000 in loans receivable and FHLB stock offset by decreases in securities available for sale and securities held to maturity.

Loans

         The average balance of loans increased to $833.8 million for the three months ended June 30, 2000, up $243.3 million from the $590.5 million average for the same period in the prior year. The yield on loans for the quarter decreased 23 basis points, from 8.81% in 1999 to 8.58% in 2000. The decrease is attributed to the impact of adding loans which were generally at a lower rate to the Company's loan portfolio as a result of the SFS Acquisition. Interest income on loans for the three months ended June 30, 2000 increased to $17.8 million from $12.9 million for the same period in 1999. The increase in average balances for the quarter resulted in a $5.2 million increase in interest income that was partially offset by a $298 thousand decrease in interest income due to lower rates.

         Total loans were $843.0 million at June 30, 2000, up $19.2 million from the $823.9 million at March 31, 2000. Loans secured by residential real estate increased from $491.8 million, or 59.7% of total loans at March 31, 2000, to $509.3 million, or 60.4% of total loans at June 30, 2000. Commercial real estate loans increased $4.1 million to $143.0 million at June 30, 2000 from $138.9 million at March 31, 2000. Commercial loans increased to $41.6 million at June 30, 2000 from $37.2 million at March 31, 2000. These increases were partially offset by decreases of $1.6 million in manufactured housing loans and $7.7 million in financed insurance premium loans. Management intends to continue to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. The decrease in financed insurance premiums is a seasonal fluctuation as the majority of this business is written during the quarter ending March 31 and is paid down over the subsequent three quarters. See Table D, "Loan Portfolio Analysis".

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


Securities

         The average balance of securities available for sale and securities held to maturity (collectively "securities") decreased $2.5 million to $240.7 million for the three months ended June 30, 2000, down from $243.2 million for the three months ended June 30, 1999. This decrease is the result of the Company's continued efforts to change the asset mix from lower yielding investments to higher yielding loans. Interest income earned on securities was $4.1 million for the three months ended June 30, 2000, up $311 thousand from the $3.8 million earned in the three months ended June 30, 1999.

         Securities at June 30, 2000 were $237.6 million, down $10.5 million from the $248.1 million the Company held as of March 31, 2000. The decrease was due to maturities and paydowns of securities. Reinvestment of the proceeds were primarily directed to the loan portfolio to accommodate the growth experienced in that asset category. Management is continuing to allow the balance of securities held to maturity to decrease with any new purchases of securities directed to the securities available for sale classification.

Federal Funds Sold

         The Company had limited federal funds sold during the three months ended June 30, 2000. For the immediate future, the Company does not anticipate utilizing this asset category for significant investments other than on a temporary basis as market conditions warrant.

Funding Sources

         The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased to $874.4 million for the three months ended June 30, 2000 from $595.9 million for the three months ended June 30, 1999. This increase in average balances is attributed primarily to the completion of the SFS Acquisition. Interest expense for the three months ended June 30, 2000 was $9.7 million, up $3.4 million from the same period in 1999. The increase in volume, along with an increase in the average rate paid from 4.21% to 4.44%, resulted in the overall increase in interest expense for the three month period.

         Interest-bearing liabilities at June 30, 2000 were $882.1 million, up from $857.1 million at March 31, 2000. This increase was a result of the need to fund the growth in assets of the Company, primarily in the loan portfolio.

Deposits

         The average balance of savings accounts increased $32.1 million to $178.4 million for the three months ended June 30, 2000, up from $146.2 million for the same period in 1999. These fluctuations are primarily the result of the impact of the SFS Acquisition during the quarter ended September 30, 1999. Interest expense on savings accounts was consistent at $1.1 million for both the three months ended June 30, 2000 and 1999. The decrease in average rates paid from 3.03% to 2.54% was offset by the effect of the higher average balances in the quarter ending June 30, 2000.

         Interest expense on N.O.W. and money market accounts increased from $727 thousand for the three months ended June 30, 1999 to $799 thousand for the same period in 2000. The average balance of N.O.W. and money market accounts increased to $127.2 million from $103.3 million for the three month period ended June 30, 1999. A decrease in average rates paid from 2.83% to 2.52% somewhat offset the effect of the higher average balances.

         The average balance of time deposits increased from $301.9 million for the three months ended June 30, 1999 to $388.5 million for the three months ended June 30, 2000. Interest expense on time deposits increased a total of $1.1 million for the three months ended June 30, 2000 from the comparable period in 1999. Lower average rates paid on time deposits of 5.16% for the three months ended June 30, 2000 down from 5.20% in 1999 only partially offset the effect of the higher average balances resulting in the increase in interest expense in 2000.

         Total deposits, including $54.7 million of noninterest-bearing deposits, were $745.0 million at June 30, 2000, down from $748.6 million ($48.2 million of noninterest-bearing deposits) at March 31, 2000. Decreases in higher cost time deposits were almost entirely offset by increases in noninterest-bearing deposits.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


Short-term FHLB Advances and Long-term FHLB Borrowings

         The average balance of short-term FHLB advances increased to $138.0 million for the three months ended June 30, 2000 from $38.5 million for the same period in 1999. Interest expense on these borrowings increased $1.7 million to $2.2 million for the three months ended June 30, 2000. This increase is primarily attributed to the increase in volume while an increase in rates paid from 4.95% to 6.37% accounted for the remainder. The average balance of long-term FHLB borrowings was $30.6 million for the three months ended June 30, 2000. The Company did not have any long-term FHLB borrowings during the three months ended June 30, 1999.

         Short-term FHLB advances were $147.5 million at June 30, 2000, up from $116.5 million at March 31, 2000. This increase is a result of the funding of amounts due to insurance companies relating to the Company's financed insurance premium loans. These amounts due were accrued in other liabilities as of March 31, 2000 and paid in April 2000. Long-term FHLB borrowings were $30.6 million at both June 30, 2000 and March 31, 2000. The interest rates on the long-term debt are fixed with maturities ranging from one-to-five years, with call options ranging from one-to-three years.

Net Interest Income

         Net interest income for the three months ended June 30, 2000 was $12.5 million, up from the $10.6 million for the three months ended June 30, 1999. The increase was the result of the increase in average earning assets and higher rates on those assets. The impact of these factors was offset in part by higher balances of, and higher rates paid on, interest-bearing liabilities. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended June 30, 2000 was 4.62%, down from 5.09% for the three months ended June 30, 1999. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

Noninterest Sensitive Assets and Liabilities

         Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill and other intangibles, and other assets. Premises and equipment amounted to $19.0 million at June 30, 2000, up from $18.7 million at March 31, 2000. The increase is primarily attributed to the opening of the Clifton Park branch in June 2000. Other assets were $33.2 million at June 30, 2000, down from $34.7 million at March 31, 2000. This decrease is associated with the accrual of estimated income taxes.

         Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities. Noninterest-bearing deposits increased from $48.2 million at March 31, 2000 to $54.7 million at June 30, 2000. This increase is associated with a new branch opening in June 2000 and growth in the Company's commercial accounts, which are generally noninterest-bearing. Other liabilities decreased from $43.5 million at March 31, 2000 to $19.3 million at June 30, 2000. The decrease is almost entirely related to the funding of amounts due to insurance companies in April of each year for financed insurance premium loans. These amounts were recorded as other liabilities as of March 31, 2000.

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

Nonperforming Assets
--------------------

         Nonperforming assets include nonperforming loans (loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest) and assets which have been foreclosed or repossessed. Foreclosed assets typically represent residential or commercial properties while repossessed property is primarily manufactured homes abandoned by their owners or repossessed by the Company.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


         Total nonperforming assets at June 30, 2000 were $14.3 million or 1.24% of total assets, compared with $11.9 million or 1.04% at March 31, 2000. The $2.3 million increase in total nonperforming assets is due to a $2.7 million increase in nonperforming loans, partially offset by a $328 thousand decrease in foreclosed and repossessed property.

         The increase in nonperforming loans was in part the result of a $3.3 million increase in financed insurance premium loans placed on nonaccrual. These loans are placed on nonaccrual usually within 30 days of a missed payment and collection procedures from insurance companies of the unearned premiums can take 90 days or longer. The increase is a by-product of the Company's seasonal growth in this lending category as of March 31, 2000 and is expected to be a temporary increase based upon the Company's past experience with these loans. In addition, increases of residential real estate nonaccruals of $1.1 million were more than offset by a $1.4 million decrease in commercial real estate nonaccruals and a $224 thousand decrease in manufactured housing nonaccruals.

         The $328 thousand decrease in foreclosed and repossessed property was made up of a $361 thousand reduction of repossessed manufactured homes partially offset by a $33 thousand increase in foreclosed properties.

Allowance and Provision For Loan Losses
---------------------------------------

         The allowance for loan losses at June 30, 2000 was $20.5 million, up from $19.6 million at March 31, 2000. The allowance as a percentage of nonperforming loans decreased from 190.5% at March 31, 2000 to 158.3% at June 30, 2000. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. Net charge-offs for the three months ended June 30, 2000 were $509 thousand, up from $260 thousand for the same period in 1999.

         As a result of management's analysis of the risk characteristics of the lending portfolio, as well as the trends and levels of nonperforming and other delinquent loans, a provision for loan losses of $1.4 million for the three months ended June 30, 2000 was recorded. The $1.4 million provision is down $275 thousand from the $1.7 million provision recorded for the three months ended June 30, 1999. The provision as a percentage of average loans declined from 1.16% for the three months ended June 30, 1999 to 0.69% in 2000. The decline is primarily a result of the reduction in nonperforming loans from $15.7 million at June 30, 1999 to $13.0 million at June 30, 2000. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. The growth in loan balances, net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and nonperforming loan balances are the primary factors which are considered in determining the level of the Company's provision for loan losses. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

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

         In adjusting the Company's asset/liability position, the Board and management attempt to manage the Company's interest rate risk while enhancing net interest margin. At times, depending on the level of general interest

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company's interest rate risk position somewhat in order to increase its net interest margin. The Company's results of operations and net portfolio values remain vulnerable to changes in interest rates and to fluctuations in the difference between long- and short-term interest rates.

         Interest rate risk analyses performed by the Company indicate that the Company is virtually neutral to changes in interest rates as of June 30, 2000. As a result, rising or falling interest rates projected over a 12-month horizon would not have significant impact on net interest income. Management makes certain assumptions in relation to prepayment speeds for loans, CMO's and mortgage-backed securities, which would prepay much faster in a falling rate scenario, and slower in a rising rate scenario. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income. The Company's purchases of securities, retention of fixed rate loan products, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

         The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make assurances as to the predicative nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

Liquidity Risk

         Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments.

         The Company's cash inflows result primarily from loan repayments; maturities, principal payments, and calls of securities held to maturity and securities available for sale; new deposits; and borrowings from the Federal Home Loan Bank of New York. The Company's cash outflows consist of new loan originations; security purchases; deposit withdrawals; operating expenses; and treasury stock purchases. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


CAPITAL RESOURCES
-----------------

         Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well-capitalized" institution in accordance with regulatory standards. Total equity was $200.1 million at June 30, 2000, or 17.31% of total assets on that date. As of March 31, 2000, total equity was $200.7 million or 17.46% of total assets. Ratios of tangible equity to tangible assets were 16.49% and 16.62% as of June 30, 2000 and March 31, 2000, respectively. These reductions in the equity to assets ratios are reflective of management's objectives to leverage capital through asset growth, mergers and acquisitions, and share repurchases. The Company is currently executing a 10% share repurchase program. As of June 30, 2000, the Company had an additional 109 thousand shares to acquire under its current repurchase program. As of June 30, 2000, the Company and the Bank exceeded all of their regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES
-----------------------------------

         Total other operating income was $694 thousand for the three months ended June 30, 2000 up slightly from the $592 thousand earned for the same period in 1999. Other operating income is composed primarily of service charges on deposit accounts, loan servicing income and other income. Income from service charges on deposit accounts increased from $332 thousand in 1999 to $443 thousand in 2000, primarily as a result of the SFS Acquisition and its resultant increase in deposit accounts. Loan servicing income decreased slightly due to the reductions in the Company's loan servicing portfolio as a result of paydowns. Other income was $218 thousand for the three months ended June 30, 2000 as compared to $144 thousand for the same period in 1999. This increase is a result of earnings from the Company's investment in bank owned life insurance during December 1999, offset in part by losses recorded in relation to the Company's equity investment in a mortgage company.

         Total other operating expenses were $7.6 million for the three months ended June 30, 2000, up $1.3 million from the same period in 1999. This increase was due to higher expenses in compensation and benefits, occupancy, equipment, advertising, legal and other professional fees, goodwill and other intangibles amortization, and other expenses, partially offset by a reduction in expenses on other real estate owned and repossessed property.

         Compensation and benefits increased $350 thousand to $3.4 million for the three months ended June 30, 2000 from $3.1 million in 1999. This increase is substantially the result of the SFS Acquisition and the opening of our eighteenth branch in June 2000.

         Occupancy expense for the three months ended June 30, 2000 was $503 thousand, up $116 thousand from the $387 thousand for the same period in the prior year. Equipment expenses for the three months ended June 30, 2000 were $829 thousand, up from $590 thousand in 1999. These expenses were higher due to the SFS Acquisition and the opening of the Company's eighteenth branch.

         Expenses on other real estate owned and repossessed property decreased from $403 thousand during the three months ended June 30, 1999 to $272 thousand during the same period in 2000. This decrease is the result of management's continued efforts to reduce the level of problem assets.

         Advertising expenses were $368 thousand for the three months ended June 30, 2000, up from $199 thousand for the same period in 1999. Advertising related to product sale campaigns and the opening of our eighteenth branch generally accounted for the increase.

         Legal and other professional fees increased to $370 thousand for the three months ended June 30, 2000, up from $232 thousand in 1999. This increase is attributed to expenses associated with the Company's defense of a hostile takeover attempt discussed previously. Management anticipates higher levels of expenses in the next quarter as it continues to defend against the takeover attempt.

         Goodwill and other intangibles amortization for the three months ended June 30, 2000 was $281 thousand, up from $91 thousand for the same period a year earlier. The increases relate to the goodwill associated with the Company's equity investment in The Bostwick Group, an insurance brokerage company, in September 1999, as well as the SFS Acquisition.

         Other expenses were $1.3 million for the three months ended June 30, 2000 up from $1.1 million during the same period in 1999. The increase is the result of general increases associated with the continued growth of the Company through branch openings, acquisitions and loan growth.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


TAX EXPENSE
-----------

         Tax expense increased from $1.1 million for the three months ended June 30, 1999 to $1.5 million for the comparable period in 2000. The increase is primarily the result of higher income before tax expense.

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

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As amended, this Statement is currently effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating what impact, if any, this Statement will have on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS
--------------------------

         When used in this filing or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "should continue", "is anticipated", "estimate", "project", "believe", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

Table A. Financial Highlights

                                                   At or                           At or
                                        For the Three Months Ended         For the Years Ended
                                                 June 30,                        March 31,
                                         ------------------------        ----------------------
                                             2000         1999                2000         1999
                                          ---------    ---------           ---------    ---------
Financial Ratios
----------------
Basic earnings per share(1)               $    0.19    $    0.13           $    0.65    $    0.17
Diluted earnings per share(1)                  0.19         0.13                0.65         0.17
Return on average assets(2)                    0.92%        0.95%               0.96%        0.47%
Return on average equity(2)                    5.30         3.83                4.58         2.05
Return on average tangible equity(2)           5.63         3.88                4.77         2.06
Net interest rate spread                       3.76         3.87                3.85         3.63
Net interest margin(2)                         4.62         5.09                4.83         4.82
Efficiency ratio(3)                           53.38        52.32               52.61        50.48
Expense ratio(2)(3)                            2.46         2.69                2.56         2.49

                                                          --------------------------------------
                                                                     At Period Ended
                                                          --------------------------------------
                                                            June 30,              March 31,
                                                                        ------------------------
                                                              2000           2000         1999
                                                          ----------    ----------    ----------
Share Information
-----------------
Book value per share                                      $    14.78    $    14.50    $    14.02
Tangible book value per share                                  13.94         13.66         13.81
Book value per share, including unallocated
    ESOP shares and unvested RRP shares                        13.07         12.85         12.39
Tangible book value per share, including unallocated
     ESOP shares and unvested RRP shares                       12.33         12.11         12.21
Closing market price                                           11.88         10.00         10.94

Capital Ratios
--------------
Equity to total assets                                         17.31%        17.46%        24.89%
Tangible equity to tangible assets                             16.49         16.62         24.62

                                                          --------------------------------------
                                                                     At Period Ended
                                                          --------------------------------------
                                                            June 30,              March 31,
                                                                        ------------------------
                                                              2000           2000         1999
                                                          ----------    ----------    ----------
Asset Quality Ratios
--------------------
Nonperforming loans to total loans                              1.54          1.25          1.72
Nonperforming assets to total assets                            1.24          1.04          1.41
Allowance for loan losses to:
     Loans                                                      2.43          2.38          2.47
     Nonperforming loans                                      158.28        190.50        143.77


(1) Earnings per share data only applies to periods since the Company's initial public offering on July 1, 1998.
(2) Annualized for the three month periods.
(3) Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, and goodwill and other intangibles amortization for each period. The ratio for the year ended March 31, 1999 does not include a charitable contribution to the Hudson River Bank & Trust Company Foundation.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

Table B.  Average Balances, Interest, and Yields

                                                                            Three Months Ended June 30,
                                                      -------------------------------------------------------------------------
                                                                     2000                                   1999
                                                      -------------------------------------- ----------------------------------
                                                      Average                   Average       Average                   Average
(In thousands)                                        Balance      Interest    Yield/Rate     Balance     Interest    Yield/Rate
                                                      -------      --------    ----------     -------     --------    ----------
Earning assets
Federal funds sold                                   $       69     $     1        5.81%      $      -     $     -          -%
Securities available for sale (1)                       232,350       4,008        6.92        223,741       3,516       6.32
Securities held to maturity                               8,384         141        6.75         19,508         322       6.64
Federal Home Loan Bank of New York stock                  8,615         145        6.75          3,299          55       6.71
Loans receivable (2)                                    833,831      17,847        8.58        590,507      12,931       8.81
                                                      ---------      ------        ----        -------      ------       ----
     Total earning assets                             1,083,249      22,142        8.20%       837,055      16,824       8.08%
                                                                     ------        ----                     ------       ----

Cash and due from banks                                  14,435                                 13,147
Allowance for loan losses                              (19,879)                                (14,689)
Other nonearning assets                                  68,705                                 32,902
                                                    -----------                              ---------
     Total assets                                   $ 1,146,510                              $ 868,415
                                                    ===========                              =========

Interest-bearing liabilities
Savings accounts                                       $178,392    $  1,128       2.54%      $ 146,249    $  1,100      3.03%
N.O.W. and money market accounts                        127,181         799        2.52        103,294         727      2.83
Time deposit accounts                                   388,464       5,000        5.16        301,863       3,904      5.20
Mortgagors' escrow deposits                               7,585          40        2.12          5,402          29      2.16
Securities sold under agreements to repurchase            4,124          52        5.06            610           6      3.96
Short-term FHLB advances                                138,021       2,192        6.37         38,469         473       4.95
Long-term FHLB borrowings                                30,600         462        6.06              -           -          -
                                                      ---------      ------        ----        -------      ------       ----
     Total interest-bearing liabilities                 874,367       9,673        4.44%       595,887       6,239       4.21%
                                                                     ------        ----                     ------       ----

Noninterest-bearing deposits                             51,609                                 42,386
Other noninterest-bearing liabilities                    20,673                                 13,484
Shareholders' equity                                    199,861                                216,658
                                                    -----------                               ---------
     Total liabilities and shareholders' equity     $ 1,146,510                               $ 868,415
                                                    ===========                               =========
Net interest income                                                $ 12,469                               $ 10,585
                                                                   ========                               ========

Net interest spread                                                                3.76%                                 3.87%
                                                                                   ====                                  ====

Net interest margin                                                                4.62%                                 5.09%
                                                                                   ====                                  ====

(1) Average balances include fair value adjustment.
(2) Average balances include nonaccrual loans.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

Table C.  Volume and Rate Analysis

                                                                 Three Months Ended
                                                                       June 30,
                                                         -----------------------------------
                                                                     2000 vs 1999
                                                         -----------------------------------
                                                         Due To        Due To          Net
(In thousands)                                           Volume         Rate         Change
                                                         -------       -------       -------
Interest income
     Federal funds sold                                  $     1       $    --       $     1
     Securities available for sale                           139           353           492
     Securities held to maturity                            (187)            6          (181)
     Federal Home Loan Bank of New York stock                 89             1            90
     Loans receivable                                      5,214          (298)        4,916
                                                         -------       -------       -------
     Total interest income                                 5,256            62         5,318
                                                         -------       -------       -------


Interest expense
     Savings accounts                                    $   219       $  (191)      $    28
     N.O.W. and money market accounts                        156           (84)           72
     Time deposit accounts                                 1,115           (19)        1,096
     Mortgagors' escrow deposits                              12            (1)           11
     Securities sold under agreements to repurchase           44             2            46
     Short-term FHLB advances                              1,545           174         1,719
     Long-term FHLB borrowings                               462            --           462
                                                         -------       -------       -------
     Total interest expense                                3,553          (119)        3,434
                                                         -------       -------       -------

Net interest income                                      $ 1,703       $   181       $ 1,884
                                                         =======       =======       =======


Note: Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

Table D. Loan Portfolio Analysis


                                                        June 30,                                  March 31,
                                                --------------------------  ------------------------------------------------------
(In thousands)                                            2000                        2000                        1999
                                                --------------------------  --------------------------  --------------------------
                                                  Amount           %          Amount           %          Amount           %
                                                ------------   -----------  ------------   -----------  ------------   -----------
Loans secured by real estate:
     Residential                                  $ 509,338         60.4%     $ 491,811         59.7%     $ 295,466         51.1%
     Commercial                                     143,018         17.0        138,891         16.9         91,480         15.8
     Construction                                     9,893          1.2          9,144          1.1          3,401          0.6
                                                  ---------        -----      ---------        -----      ---------        -----
          Total loans secured by real estate      $ 662,249         78.6%     $ 639,846         77.7%     $ 390,347         67.5%
                                                  ---------        -----      ---------        -----      ---------        -----

Other loans:
     Manufactured housing                          $ 79,920          9.5%      $ 81,542          9.9%      $ 90,354         15.6%
     Commercial                                      41,645          4.9         37,167          4.5         29,024          5.0
     Financed insurance premiums                     44,144          5.2         51,796          6.3         57,901         10.0
     Consumer                                        16,647          2.0         15,536          1.9         12,440          2.2
                                                  ---------        -----      ---------        -----      ---------        -----
          Total other loans                       $ 182,356         21.6%     $ 186,041         22.6%     $ 189,719         32.8%
                                                  ---------        -----      ---------        -----      ---------        -----

Unearned discount and net deferred loan
     origination fees and costs                     (1,580)         (0.2)       (2,032)        (0.3)         (1,967)        (0.3)
                                                  ---------        -----      ---------        -----      ---------        -----
     Total loans receivable                       $ 843,025        100.0%     $ 823,855        100.0%     $ 578,099        100.0%
                                                                   =====                       =====                       ======
Allowance for loan losses                           (20,524)                    (19,608)                    (14,296)
                                                  ---------                   ---------                   ---------
          Net loans receivable                    $ 822,501                   $ 804,247                   $ 563,803
                                                  =========                   =========                   =========

                                       17

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)



Table E. Nonperforming Assets

                                                                March 31,
                                            June 30,      ---------------------
(In thousands)                               2000          2000           1999
                                            -------       -------       -------
Nonaccruing loans
     Residential real estate                $ 4,343       $ 3,199       $ 2,253
     Commercial real estate                   1,109         2,536         2,669
     Commercial loans                            16           137            --
     Manufactured housing                     1,687         1,911         2,315
     Financed insurance premiums              5,737         2,453         2,549
     Consumer                                    75            57           158
                                            -------       -------       -------
Total nonperforming loans                   $12,967       $10,293       $ 9,944
                                            =======       =======       =======

Foreclosed and repossessed property
     Residential real estate                $   200       $    85       $   258
     Commercial real estate                     295           377           474
     Repossessed property                       818         1,179         1,776
                                            -------       -------       -------
Total                                       $ 1,313       $ 1,641       $ 2,508
                                            =======       =======       =======

Total nonperforming assets                  $14,280       $11,934       $12,452
                                            =======       =======       =======
Allowance for loan losses                   $20,524       $19,608       $14,296
                                            =======       =======       =======

Allowance to nonperforming loans             158.28%       190.50%       143.77%
Nonperforming to total assets                  1.24%         1.04%         1.41%
Nonperforming loans to total loans             1.54%         1.25%         1.72%


                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)



Table F.  Loan Loss Experience

                                                             Three Months Ended                   Years Ended
(In thousands)                                                     June 30,                         March 31,
                                                         --------------------------        --------------------------
                                                           2000               1999           2000              1999
                                                         ---------        ---------        ---------        ---------
Loans outstanding (end of period)                        $ 843,025        $ 603,807        $ 823,855        $ 578,099
                                                         =========        =========        =========        =========

Average loans outstanding (period to date)               $ 833,831        $ 590,507        $ 698,403        $ 522,974
                                                         =========        =========        =========        =========

Allowance for loan losses at beginning of period         $  19,608        $  14,296        $  14,296        $   8,227

Loan charge-offs:
          Residential real estate                              (56)             (24)            (282)            (251)
          Commercial real estate                              (227)              --              (14)             (95)
          Commercial loans                                      --               --             (150)            (136)
          Manufactured housing                                (298)            (243)          (1,283)          (1,331)
          Consumer                                             (28)             (77)            (228)            (139)
          Financed insurance premiums                         (146)            (117)            (586)          (1,239)
                                                         ---------        ---------        ---------        ---------

                     Total charge-offs                        (755)            (461)          (2,543)          (3,191)
                                                         ---------        ---------        ---------        ---------

Loan recoveries:
          Residential real estate                               77               40               54              341
          Commercial real estate                                 4               42              184              777
          Commercial loans                                      --                2                4               17
          Manufactured housing                                  41               13               86               73
          Consumer                                              11                4               38               25
          Financed insurance premiums                          113              100              281              686
                                                         ---------        ---------        ---------        ---------

                     Total recoveries                          246              201              647            1,919
                                                         ---------        ---------        ---------        ---------

Loan charge-offs, net of recoveries                           (509)            (260)          (1,896)          (1,272)
Provision charged to operations                              1,425            1,700            6,200            7,341
Allowance acquired                                              --               --            1,008               --
                                                         ---------        ---------        ---------        ---------
Allowance for loan losses at end of period               $  20,524        $  15,736        $  19,608        $  14,296
                                                         =========        =========        =========        =========
Ratio of net charge-offs to average loans
          outstanding (annualized)                            0.24%            0.18%            0.27%            0.24%
                                                         =========        =========        =========        =========
Provision to average loans outstanding (annualized)           0.69%            1.16%            0.89%            1.40%
                                                         =========        =========        =========        =========
Allowance to loans outstanding                                2.43%            2.61%            2.38%            2.47%
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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                           None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None

ITEM 5:  OTHER INFORMATION
                           None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  The following exhibit is included herein
                           (27) Financial Data Schedule (included in electronic format only)

                  (b)  Reports on Form 8-K
                           A current report on Form 8-K was filed with the SEC on May 5, 2000 to announce the Company's entering into a definitive agreement to merge with Cohoes Bancorp, Inc.

                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HUDSON RIVER BANCORP, INC.






                 8/10/00              /s/Carl A. Florio
                 -------              -----------------
                  Date                Carl A. Florio, Director, President and
                                      Chief Executive Officer (Principal
                                      Executive and Operating Officer)




                 8/10/00              /s/Timothy E. Blow
                 -------              ------------------
                  Date                Timothy E. Blow, Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer)