Form 10-Q
period 2000-09-30
HUDSON RIVER BANCORP INC
filed 2000-11-14
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         As of November 6, 2000, there were issued and outstanding 15,286,060 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX

PART I.  FINANCIAL INFORMATION

                  ITEM 1.  Financial Statements (unaudited)

                                    Consolidated Balance Sheets
                                    at September 30, 2000
                                    and March 31, 2000

                                    Consolidated Income
                                    Statements for the three
                                    and six months ended September 30, 2000
                                    and 1999

                                    Consolidated Statements of
                                    Cash Flows for the six months
                                    ended September 30, 2000
                                    and 1999

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

                  ITEM 3.  Defaults Upon Senior Securities

                  ITEM 4.  Submission of Matters to a Vote of Security Holders

                  ITEM 5.  Other Information

                  ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

Item 1. Financial Statements



                                                      Hudson River Bancorp, Inc.
                                                     Consolidated Balance Sheets
                                                             (Unaudited)

                                                                                          September 30,         March 31,
(In thousands, except share and per share data)                                               2000                2000
                                                                                         ----------------    ----------------
Assets
Cash and due from banks                                                                       $   19,164          $   16,612
Securities available for sale, at fair value                                                     231,925             236,980
Securities held to maturity (fair value of $4,842 and $11,065)                                     4,856              11,144
Federal Home Loan Bank of New York (FHLB) stock, at cost                                           9,810               7,425

Loans receivable                                                                                 857,631             823,855
Allowance for loan losses                                                                        (21,045)            (19,608)
                                                                                         ----------------    ----------------
     Net loans receivable                                                                        836,586             804,247
                                                                                         ----------------    ----------------

Accrued interest receivable                                                                        6,990               6,470
Premises and equipment, net                                                                       18,796              18,719
Other real estate owned (OREO) and repossessed property                                            1,081               1,641
Goodwill and other intangibles                                                                    11,055              11,618
Other assets                                                                                      33,487              34,691
                                                                                         ----------------    ----------------
     Total assets                                                                             $1,173,750          $1,149,547
                                                                                         ================    ================

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
     Savings                                                                                     174,011             180,932
     N.O.W. and money market                                                                     129,449             126,429
     Time deposits                                                                               381,282             392,962
     Non-interest bearing deposits                                                                65,975              48,240
                                                                                         ----------------    ----------------
          Total deposits                                                                         750,717             748,563
                                                                                         ----------------    ----------------

  Securities sold under agreements to repurchase                                                   4,635               4,214
  Short-term FHLB advances                                                                       162,000             116,450
                                                                                         ----------------    ----------------
          Total short-term borrowings                                                            166,635             120,664
                                                                                         ----------------    ----------------

  Long-term FHLB borrowings                                                                       30,600              30,600
  Mortgagors' escrow deposits                                                                      4,061               5,500
  Other liabilities                                                                               18,233              43,497
                                                                                         ----------------    ----------------
          Total liabilities                                                                      970,246             948,824
                                                                                         ----------------    ----------------

Shareholders' Equity:
  Preferred stock, $.01 par value, Authorized 5,000,000 shares                                         -                   -
  Common stock, $.01 par value, Authorized 40,000,000 shares;
          Issued 17,853,750 shares                                                                   179                 179
  Additional paid-in capital                                                                     174,733             174,733
  Unallocated common stock held by ESOP                                                          (15,583)            (15,583)
  Unvested restricted stock awards                                                                (5,911)             (6,289)
  Treasury stock, at cost (2,555,190 shares at September 30, 2000 and
          2,235,190 shares at March 31, 2000)                                                    (27,340)            (24,248)
  Retained earnings, substantially restricted                                                     83,521              79,555
  Accumulated other comprehensive loss                                                            (6,095)             (7,624)
                                                                                         ----------------    ----------------
          Total shareholders' equity                                                             203,504             200,723
                                                                                         ----------------    ----------------
          Total liabilities and shareholders' equity                                          $1,173,750          $1,149,547
                                                                                         ================    ================

See accompanying notes to unaudited consolidated interim financial statements.


                                                     Hudson River Bancorp, Inc.
                                                  Consolidated Income Statements
                                                              (Unaudited)

                                                                      For the Three                     For the Six
                                                                Months Ended September 30,       Months Ended September 30,
                                                              -------------------------------  -------------------------------
(In thousands, except per share data)                              2000             1999           2000              1999
                                                              ---------------   -------------  --------------    -------------

Interest income:
     Interest and fees on loans                                    $  18,542       $  14,092       $  36,389        $  27,023
     Securities available for sale                                     3,976           3,701           7,984            7,217
     Securities held to maturity                                          84             261             225              583
     Federal funds sold                                                    -               -               1                -
     Federal Home Loan Bank of New York stock                            171              68             316              123
                                                              ---------------   -------------  --------------    -------------
           Total interest income                                      22,773          18,122          44,915           34,946
                                                              ---------------   -------------  --------------    -------------

Interest expense:
     Deposits                                                          7,127           6,082          14,094           11,842
     Securities sold under agreements to repurchase                       56              20             108               26
     Short-term FHLB advances                                          2,642             496           4,834              969
     Long-term FHLB borrowings                                           432             182             894              182
                                                              ---------------   -------------  --------------    -------------
           Total interest expense                                     10,257           6,780          19,930           13,019
                                                              ---------------   -------------  --------------    -------------
           Net interest income                                        12,516          11,342          24,985           21,927
Provision for loan losses                                              1,275           1,500           2,700            3,200
                                                              ---------------   -------------  --------------    -------------
           Net interest income after
               provision for loan losses                              11,241           9,842          22,285           18,727
                                                              ---------------   -------------  --------------    -------------

Other operating income:
     Service charges on deposit accounts                                 444             378             887              710
     Loan servicing income                                                31              35              64               72
     Net securities transactions                                          33               4              33               83
     Other income                                                        326             236             544              380
                                                              ---------------   -------------  --------------    -------------
           Total other operating income                                  834             653           1,528            1,245
                                                              ---------------   -------------  --------------    -------------

Other operating expenses:
     Compensation and benefits                                         3,400           3,403           6,848            6,501
     Occupancy                                                           506             418           1,009              805
     Equipment                                                           659             532           1,488            1,122
     Other real estate owned and repossessed property                     21             258             293              661
     Advertising                                                         242             199             610              398
     Legal and other professional fees                                 1,060             124           1,430              356
     Postage and item transportation                                     233             167             422              346
     Goodwill and other intangibles amortization                         282             433             563              524
     Other expenses                                                    1,303           1,342           2,623            2,464
                                                              ---------------   -------------  --------------    -------------
           Total other operating expenses                              7,706           6,876          15,286           13,177
                                                              ---------------   -------------  --------------    -------------

Income before tax expense                                              4,369           3,619           8,527            6,795
Tax expense                                                            1,624           1,240           3,139            2,355
                                                              ---------------   -------------  --------------    -------------
           Net income                                              $   2,745       $   2,379       $   5,388        $   4,440
                                                              ===============   =============  ==============    =============

Basic earnings per share                                           $    0.20       $    0.16       $    0.39        $    0.29
                                                              ===============   =============  ==============    =============
Diluted earnings per share                                         $    0.20       $    0.16       $    0.39        $    0.29
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

                                                 Hudson River Bancorp, Inc.
                                           Consolidated Statements of Cash Flows
                                                          (Unaudited)

                                                                                      For the Six Months Ended
                                                                                           September 30,
                                                                                  ---------------------------------
    (In thousands)                                                                    2000               1999
                                                                                  --------------     --------------

    Cash flows from operating activities:
      Net income                                                                      $   5,388          $   4,440
      Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation                                                                      1,147                945
        Goodwill and other intangibles amortization                                         563                524
        Provision for loan losses                                                         2,700              3,200
        Amortization of restricted stock awards                                             378                434
        Net securities transactions                                                         (33)               (83)
        Adjustments of OREO and repossessed property to fair value                          408                595
        Net gain on sales of OREO and repossessed property                                 (854)              (524)
        Net loss on disposition of premises and equipment                                   100                253
        Net (increase) decrease in accrued interest receivable                             (520)               340
        Net decrease (increase) in other assets                                             185               (849)
        Net decrease in other liabilities                                               (25,264)           (27,941)
                                                                                  --------------     --------------
          Net cash used in operating activities                                         (15,802)           (18,666)
                                                                                  --------------     --------------

    Cash flows from investing activities:
      Net cash used in acquisition activity                                                   -            (27,975)
      Proceeds from sales of securities available for sale                                  107              3,009
      Proceeds from maturities, calls and paydowns of securities available
        for sale                                                                          7,563             30,097
      Purchases of securities available for sale                                            (34)           (15,203)
      Proceeds from maturities, calls and paydowns of securities held to
        maturity                                                                          6,288             10,534
      Purchase of FHLB stock                                                             (2,385)                 -
      Net loans made to customers                                                       (36,921)           (38,588)
      Proceeds from sales of and payments received on OREO
        and repossessed property                                                          2,888              2,319
      Purchases of premises and equipment                                                (1,324)            (1,373)
                                                                                  --------------     --------------
          Net cash used in investing activities                                         (23,818)           (37,180)
                                                                                  --------------     --------------

    Cash flows from financing activities:
      Net increase in deposits                                                            2,154              8,488
      Net increase in short-term borrowings                                              45,971             32,448
      Issuance of long-term FHLB borrowings                                              10,000             30,000
      Repayment of long-term FHLB borrowings                                            (10,000)                 -
      Net decrease in mortgagors' escrow deposits                                        (1,439)            (1,778)
      Dividends paid                                                                     (1,422)              (953)
      Purchase of treasury stock                                                         (3,092)           (11,956)
                                                                                  --------------     --------------
          Net cash provided by financing activities                                      42,172             56,249
                                                                                  --------------     --------------

Net increase in cash and cash equivalents                                                 2,552                403
Cash and cash equivalents at beginning of period                                         16,612             12,722
                                                                                  --------------     --------------
Cash and cash equivalents at end of period                                            $  19,164          $  13,125
                                                                                  ==============     ==============



Supplemental cash flow information:
      Interest paid                                                                   $  19,127          $  13,012
      Taxes paid                                                                          3,615                  -

Supplemental disclosures of non-cash investing and financing activities:
      Loans transferred to other real estate owned and repossessed property           $   1,882          $   1,460
      Adjustment of securities available for sale to fair value, net of tax               1,529             (3,845)
      Acquisition activity:
          Fair value of noncash assets acquired                                               -            175,959
          Fair value of liabilities assumed                                                   -            157,048

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2000. Operating results for the three and six month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

         2. Comprehensive income (loss) includes the reported net income (loss) of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income (loss) represents net income
(loss) plus other comprehensive income (loss), which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income for the three month periods ended September 30, 2000 and 1999 was $4.1 million and $717 thousand, respectively. Comprehensive income for the six month periods ended September 30, 2000 and 1999 was $6.9 million and $595 thousand, respectively.

         3. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and six month periods ended September 30, 2000 and 1999. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

                                        Hudson River Bancorp, Inc.
                    Notes to Unaudited Consolidated Interim Financial Statements
                                               (Continued)

                                                                For the Three Months Ended September 30,
                                          --------------------------------------------------------------------------------------
(In thousands, except for                                   2000                                         1999
     share and per share data)            ------------------------------------------   -----------------------------------------

                                                          Weighted          Per                        Weighted         Per
                                              Net          Average         Share          Net           Average        Share
                                            Income         Shares          Amount        Income         Shares         Amount
                                          ------------ ----------------  -----------   -----------  --------------- ------------

Basic earnings per share                      $ 2,745       13,531,328      $  0.20       $ 2,379       14,811,229      $  0.16

Dilutive effect of potential common
    shares outstanding:
          Stock options                                         33,893                                       6,065
          Restricted stock awards                               49,433                                      42,731
                                          ------------ ----------------  -----------   -----------  --------------- ------------
Diluted earnings per share                    $ 2,745       13,614,654      $  0.20       $ 2,379       14,860,025      $  0.16
                                          ============ ================  ===========   ===========  =============== ============



                                                                 For the Six Months Ended September 30,
                                          --------------------------------------------------------------------------------------
                                                            2000                                         1999
                                          ------------------------------------------   -----------------------------------------

                                                          Weighted          Per                        Weighted         Per
                                              Net          Average         Share          Net           Average        Share
                                            Income         Shares          Amount        Income         Shares         Amount
                                          ------------ ----------------  -----------   -----------  --------------- ------------

Basic earnings per share                      $ 5,388       13,601,250      $  0.39       $ 4,440       15,051,189      $  0.29

Dilutive effect of potential common
    shares outstanding:
          Stock options                                         17,199                                       3,049
          Restricted stock awards                               25,271                                      21,482
                                          ------------ ----------------  -----------   -----------  --------------- ------------
Diluted earnings per share                    $ 5,388       13,643,720      $  0.39       $ 4,440       15,075,720      $  0.29
                                          ============ ================  ===========   ===========  =============== ============

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis

ITEM 2:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

         The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and subsidiary (the "Company") during the three and six months ended September 30, 2000, with comparisons to 1999 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2000 Annual Report on Form 10-K, should be read in conjunction with this review. Amounts in prior period consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

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

         On April 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cohoes Bancorp, Inc. ("Cohoes") to provide for a merger between the Company and Cohoes. At a special meeting of shareholders held by Cohoes on August 17, 2000, the merger was not approved by the requisite vote of Cohoes shareholders. On September 28, 2000, the Company terminated the Merger Agreement with Cohoes.

         In June 2000, the Company received an unsolicited offer from TrustCo Bank Corp NY ("TrustCo") to acquire the Company for TrustCo stock equivalent to $14 per share of Company stock. This unsolicited offer was declined by the Board of Directors on June 23, 2000 because, among other reasons, TrustCo's offer was inadequate as to the price, the Company was not for sale, and the proposal was subject to a number of conditions, some of which were out of TrustCo's and the Company's control, and some of which were not likely to be met. TrustCo subsequently announced its intentions to increase its offer to $17 per share. On October 31, 2000, TrustCo commenced a tender offer for the Company's stock offering $10.80 in cash and $6.20 in TrustCo stock for each share of Company stock outstanding. The tender offer proposed by TrustCo contains many of the same conditions which were contained in its original offer. The Board of Directors is currently considering TrustCo's tender offer and intends to make a formal recommendation to the Company's shareholders in regard to the offer.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (Continued)


OVERVIEW
--------

         The Company realized net income for the three months ended September 30, 2000 amounting to $2.7 million, or $0.20 per share, up $366 thousand from the $2.4 million realized during the three months ended September 30, 1999. Net income for the six months ended September 30, 2000 was $5.4 million, or $0.39 per share, up $948 thousand from the $4.4 million earned during the same period a year previous. Earnings for both the three and six month periods ended September 30, 2000 were negatively impacted by $959 thousand ($566 thousand, net of tax) of nonrecurring expenses associated with the Company's terminated merger with Cohoes. The increases over the prior year results were primarily a result of higher net interest income and a lower provision for loan losses, partially offset by higher other operating expenses and higher tax expense. For the three months ended September 30, 2000, the Company's return on average assets was 0.94% and its return on average equity was 5.39%, up from 4.49% for the three months ended September 30, 1999. See Table A, "Financial Highlights".

ASSET/LIABILITY MANAGEMENT
--------------------------

         The Company attempts to maximize net interest income, and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposits and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company's asset mix and sources of funds, and the resultant impact on net interest income, are discussed below.

Earning Assets

         Total average earning assets increased to $1.1 billion for the three months ended September 30, 2000, up from $896.1 million in the same period of 1999. This increase was primarily a result of the completion of the SFS Acquisition during the quarter ended September 30, 1999. For the six months ended September 30, 2000, average earning assets were $1.1 billion, up from $866.7 million in 1999. This increase is attributed to the SFS Acquisition. Interest income for the three months ended September 30, 2000 was $22.8 million, up $4.7 million from 1999. For the six months ended September 30, 2000, interest income was $44.9 million, an increase of $10.0 million over the same period in 1999. The increase in average balances was the primary reason for the higher income. The yield on earning assets rose from 8.05% for the three months ended September 30, 1999 to 8.25% in 2000. For the six months ended September 30, 2000, yields rose from 8.06% in 1999 to 8.23% in 2000. Earning assets at September 30, 2000 were $1.1 billion, up $24.8 million from March 31, 2000. The increase was primarily due to the growth in loans receivable.

Loans

         The average balance of loans increased to $848.3 million for the three months ended September 30, 2000, up $196.2 million from the $652.1 million average for the same period in the prior year. The yield on loans for the quarter increased 7 basis points, from 8.60% in 1999 to 8.67% in 2000. Interest income on loans for the three months ended September 30, 2000 increased to $18.5 million from $14.1 million in 1999. The increase in average balances for the quarter, along with higher rates, resulted in a $4.5 million increase in interest income. On a year to date basis, average loans were $841.1 million, up from $621.5 million in 1999. The yield on loans for the six months ended September 30, 2000 was 8.63%, down from 8.70% in 1999. The impact of higher average balances resulted in an increase of $9.5 million in interest income. This increase was partially offset by a $138 thousand decrease in interest income due to lower rates.

         Total loans were $857.6 million at September 30, 2000, up $33.8 million from the $823.9 million at March 31, 2000. Loans secured by residential real estate increased from $491.8 million, or 59.7% of total loans at March 31, 2000, to $525.6 million, or 61.3% of total loans at September 30, 2000. Commercial real estate loans increased $14.7 million to $153.6 million at September 30, 2000 from $138.9 million at March 31, 2000. Commercial loans increased to $42.5 million at September 30, 2000 from $37.2 million at March 31, 2000. These increases were partially offset by decreases of $3.1 million in manufactured housing loans and $20.5 million in financed insurance premium loans. Management intends on continuing to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. The decrease in financed insurance premiums is a seasonal fluctuation as the majority of

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (Continued)


this business is written during the quarter ending March 31 and is paid down over the subsequent three quarters. See Table D, "Loan Portfolio Analysis".

Securities

         The average balance of securities available for sale and securities held to maturity (collectively "securities") decreased $3.0 million to $237.3 million for the three months ended September 30, 2000, down from $240.3 million for the three months ended September 30, 1999. This decrease is the result of the Company's continued efforts to change the asset mix from lower yielding investments to higher yielding loans. Average securities for the six months ended September 30, 2000 were $239.0 million, a decrease of $2.7 million from the corresponding period in the previous year. Interest income earned on securities was $4.1 million for the three months ended September 30, 2000, up $100 thousand from the $4.0 million earned in 1999. On a year to date basis, interest income on securities grew from $7.8 million in 1999 to $8.2 million in 2000.

         Securities at September 30, 2000 were $236.8 million, down $11.3 million from the $248.1 million the Company held as of March 31, 2000. The decrease was due to maturities and paydowns of securities. Reinvestment of the proceeds were primarily directed to the loan portfolio to accommodate the growth experienced in that asset category. Management is continuing to allow the balance of securities held to maturity to decrease with new purchases of securities directed to the securities available for sale classification.

Federal Funds Sold

         The Company had no federal funds sold during the three months ended September 30, and limited federal funds sold during the six months ended September 30, 2000. For the immediate future, the Company does not anticipate utilizing this asset category for significant investments other than on a temporary basis as market conditions warrant.

Funding Sources

         The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased to $883.5 million for the three months ended September 30, 2000 from $659.8 million for the three months ended September 30, 1999. For the six months ended September 30, 2000, the average balance of interest-bearing liabilities was $879.0 million, up from $628.0 million for the same period in 1999. This increase in average balances is attributed primarily to the completion of the SFS Acquisition. Interest expense for the three months ended September 30, 2000 was $10.3 million, up $3.5 million from the same period in 1999. The increase in volume along with an increase in the average rate paid from 4.09% to 4.61% for the three month period and from 4.15% to 4.52% for the six month period, resulted in the overall increase in interest expense. For the six months ended September 30, 2000, the increase in the average balance resulted in a $6.9 million increase in interest expense.

         Interest-bearing liabilities at September 30, 2000 were $886.0 million, up from $857.1 million at March 31, 2000. This increase was a result of the need to fund the growth in assets of the Company, primarily in the loan portfolio.

Deposits

         The average balance of savings accounts increased $14.6 million to $175.8 million for the three months ended September 30, 2000, up from $161.2 million for the same period in 1999. On a year to date basis, the average balance of savings accounts was $177.1 million in 2000, up from $153.8 million in 1999. These increases are the result of the impact of the SFS Acquisition during the quarter ended September 30, 1999. The average rates paid on savings accounts decreased in the three months ended September 30, 2000 from 2.73% in 1999 to 2.54% in 2000 but was mostly offset by the effect of the higher average balances in the three months ended September 30, 2000. The decrease in average rates paid on savings accounts for the six months ended September 30, 2000 from 2.87% in 1999 to 2.54% in 2000 was offset by the effect of the higher average balances in 2000.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (Continued)

         Interest expense on N.O.W. and money market accounts increased from $726 thousand for the three months ended September 30, 1999 to $805 thousand for the same period in 2000. The average balance of N.O.W. and money market accounts increased to $127.1 million from $109.1 million for the three-month period ended September 30, 1999. A decrease in average rates paid from 2.65 % to 2.51% somewhat offset the effect of the higher average balances. For the six months ended September 30, 2000, the average balance of N.O.W. and money market accounts increased from $106.2 million in 1999 to $127.1 million in 2000. This increase in average balance resulted in an increase in interest expense on N.O.W. and money market accounts for the six months ended September 30, 2000 from 1999 of $270 thousand. This was offset by a $119 thousand reduction in interest expense on N.O.W. and money market accounts for the six months ended September 30, 2000 resulting from a 22 basis point decrease in rates paid on these accounts.

         The average balance of time deposits increased from $329.7 million for the three months ended September 30, 1999 to $381.4 million for the three months ended September 30, 2000. On a year to date basis, the average balance of time deposits increased from $315.9 million in 1999 to $384.9 million in 2000. Interest expense on time deposits increased a total of $942 thousand for the three months ended September 30, 2000 from the comparable period in 1999. The increase in volume, along with an increase in the average rate paid from 5.07% to 5.35%, resulted in the overall increase in interest expense for the three-month period. For the six months ended September 30, 2000, the increase in average rates paid from 5.13% in 1999 to 5.26% in 2000, along with the increase in average balances for this time period, resulted in the $2.0 million increase in interest expense during the six months ended September 30, 2000.

         Total deposits, including $66.0 million of noninterest-bearing deposits, were $750.7 million at September 30, 2000, up from $748.6 million ($48.2 million of noninterest-bearing deposits) at March 31, 2000. These increases were a result of the Company's continued focus on commercial services, including commercial deposits, and the opening of our eighteenth branch in the beginning of June 2000.

Short-term FHLB Advances and Long-term FHLB Borrowings

         The average balance of short-term FHLB advances increased to $156.9 million for the three months ended September 30, 2000 from $37.2 million in 1999. For the six months ended September 30, 2000, the average balance of short-term FHLB advances was $147.5 million, up from $37.8 million for the same period in 1999. Interest expense on these borrowings was $2.6 million for the three months ended September 30, 2000, up $2.1 million from 1999. On a year to date basis, interest expense on short-term FHLB advances increased $3.9 million for the six months ended September 30, 2000 from 1999, almost entirely due to the increase in volume.

         The average balance of long-term FHLB borrowings increased from $12.3 million for the three months ended September 30, 1999 to $28.0 million for the three months ended September 30, 2000. On a year to date basis, the average balance of long-term FHLB borrowings rose from $6.2 million in 1999 to $29.3 million in 2000. The increase for both the three and six month periods is primarily attributed to the increase in volume along with an increase in rates paid from 5.90% to 6.12% for the three month period and from 5.90% to 6.09% for the six month period ended September 30, 2000.

          Short-term FHLB advances were $162.0 million at September 30, 2000, up from $116.5 million at March 31, 2000. This increase is a result of the funding of amounts due to insurance companies relating to the Company's financed insurance premium loans. These amounts due were accrued in other liabilities as of March 31, 2000 and paid in April 2000. Long-term FHLB borrowings were $30.6 million at both September 30, 2000 and March 31, 2000. The interest rates on the long-term FHLB borrowings are fixed with maturities ranging from one-to-five years, with call options ranging from one-to-two years.

Net Interest Income

         Net interest income for the three months ended September 30, 2000 was $12.5 million, up from the $11.3 million for the three months ended September 30, 1999. For the six months ended September 30, 2000, net interest income increased $3.1 million to $25.0 million from $21.9 million for the same period a year previous. The increase was the result of the increase in average earning assets and higher rates on those assets. The impact of these factors was offset in part by higher balances of, and higher rates paid on, interest-bearing liabilities. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended September 30, 2000 was 4.53%, down from 5.04% for the three months ended September 30, 1999. For the six months ended September 30,

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (Continued)


2000, the net interest margin was 4.58%, down from 5.06% for 1999. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

Noninterest Sensitive Assets and Liabilities

         Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill and other intangibles, and other assets. Premises and equipment amounted to $18.8 million at September 30, 2000, up from $18.7 million at March 31, 2000. The increase is primarily attributed to the opening of the Clifton Park branch in June 2000. Other assets were $33.5 million at September 30, 2000, down from $34.7 million at March 31, 2000. This decrease is associated with the accrual of estimated income taxes, and the mark-to-market of the Company's securities available for sale portfolio.

         Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities. Noninterest-bearing deposits increased from $48.2 million at March 31, 2000 to $66.0 million at September 30, 2000. This increase is associated with a new branch opening in June 2000 and growth in the Company's commercial accounts, which are generally noninterest-bearing. Other liabilities decreased from $43.5 million at March 31, 2000 to $18.2 million at September 30, 2000. The decrease is almost entirely related to the funding of amounts due to insurance companies in April of each year for financed insurance premium loans. These amounts were recorded as other liabilities as of March 31, 2000.

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

Nonperforming Assets
--------------------

         Nonperforming assets include nonperforming loans (loans in a nonaccrual status, loans that have been restructured, and loans past due 90 days or more and still accruing interest) and assets which have been foreclosed or repossessed. Foreclosed assets typically represent residential or commercial properties, while repossessed property is primarily manufactured homes abandoned by their owners or repossessed by the Company.

         Total nonperforming assets at September 30, 2000 were $13.9 million or 1.18% of total assets, up from $11.9 million or 1.04% at March 31, 2000. The $2.0 million increase in total nonperforming assets is due to a $2.5 million increase in nonperforming loans, offset by a $560 thousand decrease in foreclosed and repossessed assets.

         The increase in nonperforming loans was primarily the result of a $4.3 million increase in financed insurance premium loans placed on nonaccrual. These loans are placed on nonaccrual usually within 30 days of a missed payment, and collection procedures from insurance companies of the unearned premiums can take 90 days or longer. The increase is a by-product of the Company's seasonal growth in this lending category as of March 31, 2000 and is expected to be a temporary increase based upon the Company's past experience with these loans. In addition, increases of manufactured housing nonaccruals of $634 thousand were more than offset by a $1.4 million decrease in commercial real estate nonaccruals and a $856 thousand decrease in residential real estate nonaccruals.

         The $560 thousand decrease in foreclosed and repossessed property was made up of a $485 thousand reduction of repossessed manufactured homes and a $75 thousand decrease in foreclosed properties.

Allowance and Provision for Loan Losses
---------------------------------------

         The allowance for loan losses at September 30, 2000 was $21.0 million, up from $19.6 million at March 31, 2000. Although the allowance for loan losses increased as of September 30, 2000 as compared with March 31, 2000, the allowance as a percentage of nonperforming loans decreased from 190.5% at March 31, 2000 to 164.7% at September 30, 2000. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (Continued)


believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. Net charge-offs for the three months ended September 30, 2000 were $754 thousand, up from $435 thousand for the same period in 1999. For the six months ended September 30, 2000, net charge-offs were $1.3 million, up from the $695 thousand in 1999.

         As a result of management's analysis of the risk characteristics of the lending portfolio, as well as the trends and levels of nonperforming and other delinquent loans, a provision for loan losses of $1.3 million for the three months ended September 30, 2000 was recorded. The $1.3 million provision is down $225 thousand from the $1.5 million provision recorded for the three months ended September 30, 1999. For the six months ended September 30, 2000, the Company recorded a provision for loan losses of $2.7 million, down from $3.2 million in the prior year. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. The growth in loan balances, net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and nonperforming loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (Continued)

         Interest rate risk analyses performed by the Company indicate that the Company is slightly asset sensitive as of September 30, 2000. As a result, rising interest rates projected over a 12-month horizon are estimated to have a slightly positive effect on net interest income, while falling interest rates projected over the same 12-month horizon are estimated to have a slightly negative effect on net interest income. Management makes certain assumptions in relation to prepayment speeds for loans, CMO's and mortgage-backed securities, which would prepay much faster in a falling rate scenario, and slower in a rising rate scenario. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income. The Company's purchases of securities, retention of fixed rate loan products, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

         The sensitivity analysis discussed above does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make assurances as to the predicative nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

Liquidity Risk

         Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company's liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments.

         The Company's cash inflows result primarily from loan repayments; maturities, principal payments, and calls of securities held to maturity and securities available for sale; new deposits; and borrowings from the Federal Home Loan Bank of New York. The Company's cash outflows consist of new loan originations; security purchases; deposit withdrawals; operating expenses; and treasury stock purchases. Management closely monitors the timing of cash inflows and outflows although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

CAPITAL RESOURCES
-----------------

         Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well-capitalized" institution in accordance with regulatory standards. Total equity was $203.5 million at September 30, 2000, 17.34% of total assets on that date. As of March 31, 2000, total equity was $200.7 million or 17.46% of total assets. Ratios of tangible equity to tangible assets were 16.55% and 16.62% as of September 30, 2000 and March 31, 2000, respectively. These reductions in the equity to assets ratios are reflective of management's objectives to leverage its capital through asset growth, mergers and acquisitions, and share repurchases. The Company is currently executing a 10% share repurchase program. As of September 30, 2000 the Company had an additional 97 thousand shares to acquire under its current repurchase program. As of September 30, 2000, the Company and the Bank exceeded all of its regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES
-----------------------------------

         Other operating income is composed primarily of service charges on deposit accounts, loan servicing income, net securities transactions and other income. For the three months ended September 30, 2000, total other operating income was $834 thousand, up from $653 thousand in 1999. For the six months ended September 30, 2000, total other operating income was $1.5 million, up from the $1.2 million earned in 1999. Income from service charges on deposit accounts increased from $378 thousand for the three months ended September 30, 1999 to $444 thousand in 2000. For the six months ended September 30, service charges on deposit accounts increased from $710 thousand in 1999 to $887 thousand in 2000. These increases were primarily a result of the SFS Acquisition and its resultant increase in deposit accounts. Other income was $326 thousand for the three months ended September 30, 2000 as compared to $236 thousand for the same period in 1999. Other income increased $164 thousand to $544 thousand for the six months ended September 30, 2000 from $380 thousand in 1999. These increases are the result of earnings from the Company's investment during December 1999 in bank owned life insurance, offset in part by losses recorded in the quarter ended June 30, 2000 in relation to the Company's equity investment in a mortgage company.

         Total other operating expenses were $7.7 million for the three months ended September 30, 2000, up from $6.9 million from the same period in 1999. For the six months ended September 30, 2000, total other operating expenses were $15.3 million, up $2.1 million from the same period a year earlier. The increases in both time periods were due to higher expenses in occupancy,

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (Continued)

equipment, advertising, legal and other professional fees, and postage and item transportation, partially offset by a reduction in expenses on other real estate owned and repossessed property. As noted previously, the Company incurred $959 thousand during the three months ended September 30, 2000 in nonrecurring expenses associated with the Company's terminated merger with Cohoes.

         Occupancy expense for the three months ended September 30, 2000 was $506 thousand, up $88 thousand from the $418 thousand for the same period in the prior year. On a year to date basis, occupancy expense increased to $1.0 million in 2000 from $805 thousand in 1999. Equipment expenses for the three months ended September 30, 2000 were $659 thousand, up from $532 thousand in 1999. For the six months ended September 30, 2000, equipment expenses increased $366 thousand to $1.5 million as compared to 1999. These expenses were higher due to the SFS Acquisition as well as the opening of the Company's eighteenth branch.

         Expenses on other real estate owned and repossessed property decreased from $258 thousand during the three months ended September 30, 1999 to $21 thousand during the same period in 2000. For the six months ended September 30, 2000, expenses on other real estate owned and repossessed property decreased from $661 thousand in 1999 to $293 thousand in 2000. These decreases are primarily due to gains recognized by the Company relating to several properties that were sold during the three months ended September 30, 2000.

         Advertising expenses were $242 thousand for the three months ended September 30, 2000, up from $199 thousand for the same period in 1999. For the six months ended September 30, 2000, advertising was $610 thousand in 2000, up from $398 thousand in 1999. Advertising related to product sale campaigns and the opening of the Company's eighteenth branch generally accounted for the increase.

         Legal and other professional fees increased to $1.1 million for the three months ended September 30, 2000, up from $124 thousand in 1999. For the six months ended September 30, 2000, legal and other professional fees were $1.4 million, up from $356 thousand for the same period in 1999. These increases are attributed to expenses associated with the Company's defense of a hostile takeover attempt discussed previously and the Company's terminated merger with Cohoes. Management anticipates higher than normal levels of expenses in the next quarter as it continues to evaluate and respond to TrustCo's tender offer for the Company's outstanding stock.

         Other expenses were $1.3 million in each of the three months ended September 30, 2000 and 1999. For the six months ended September 30, 2000, other expenses were $2.6 million, up from $2.5 million in 1999. The increase is the result of general increases associated with the continued growth of the Company through branch openings, acquisitions and loan growth.

TAX EXPENSE
-----------

         Tax expense increased from $1.2 million for the three months ended September 30, 1999 to $1.6 million for the comparable period in 2000. For the six months ended September 30, 2000, tax expense was $3.1 million in 2000, up from $2.4 million in 1999. These increases are primarily the result of higher income before tax expense. The Company's effective tax rate has increased in the periods ended September 30, 2000 as compared to the prior year as a result of the increase in nondeductible goodwill amortization from the SFS acquisition, partially offset by the impact of the Company's investment in bank-owned life insurance.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (Continued)


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

                                                 Hudson River Bancorp, Inc.
                                            Management's Discussion and Analysis
                                                       (Continued)


Table A. Financial Highlights

                                                                   At or                           At or
                                                        For the Three Months Ended        For the Six Months Ended
                                                               September 30,                   September 30,
                                                       ------------------------------    ---------------------------
                                                            2000            1999             2000          1999
                                                       ---------------   ------------    -------------  ------------
Financial Ratios
----------------
Basic earnings per share                                   $ 0.20           $ 0.16           $ 0.39        $ 0.29
Diluted earnings per share                                   0.20             0.16             0.39          0.29
Return on average assets(1)                                  0.94%            1.02%            0.93%         0.99%
Return on average equity(1)                                  5.39             4.49             5.35          4.15
Return on average tangible equity(1)                         5.71             4.62             5.67          4.25
Net interest rate spread                                     3.64             3.96             3.71          3.91
Net interest margin(1)                                       4.53             5.04             4.58          5.06
Efficiency ratio(2)                                         48.39            51.58            50.87         51.94
Expense ratio(1)(2)                                          2.21             2.64             2.33          2.66



                                                                             At Period Ended
                                                       -------------------------------------------------------------
                                                       September 30,      June 30,               March 31,
                                                                                         ---------------------------
                                                            2000            2000             2000          1999
                                                       ---------------   ------------    -------------  ------------
Share Information
-----------------
Book value per share                                      $ 15.05        $  14.78           $ 14.50       $ 14.02
Book value per share, including unallocated
     ESOP shares and unvested RRP shares                    13.30           13.07             12.85         12.39
Tangible book value per share                               14.23           13.94             13.66         13.81
Tangible book value per share, including unallocated
     ESOP shares and unvested RRP shares                    12.58           12.33             12.11         12.21
Closing market price                                        13.06           11.88             10.00         10.94

Capital Ratios
--------------
Equity to total assets                                      17.34%          17.31%            17.46%        24.89%
Tangible equity to tangible assets                          16.55           16.49             16.62         24.62

Asset Quality Ratios
--------------------
Non-performing loans to total loans                          1.49%           1.54%             1.25%         1.72%
Non-performing assets to total assets                        1.18            1.24              1.04          1.41
Allowance for loan losses to:
     Loans                                                   2.45            2.43              2.38          2.47
     Nonperforming loans                                   164.67          158.28            190.50        143.77


(1)    Annualized for the three and six month periods.
(2) Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, goodwill and other intangibles amortization for each period, and pre-tax nonrecurring merger expense of $959 thousand for the periods ended September 30, 2000.

                                                 Hudson River Bancorp, Inc.
                                            Management's Discussion and Analysis
                                                        (Continued)


Table B.  Average Balances, Interest, and Yields

                                                                        Three Months Ended September 30,
                                                   -------------------------------------------------------------------------
                                                                   2000                                 1999
                                                   ------------------------------------    ---------------------------------
                                                     Average                  Average      Average                 Average
(In thousands)                                       Balance     Interest    Yield/Rate    Balance    Interest   Yield/Rate
                                                   ------------------------------------    ---------------------------------


Earning Assets
Federal funds sold                                  $         -    $      -           -%   $       -   $      -           -%
Securities available for sale (1)                       232,352       3,976        6.79      224,571      3,701        6.56
Securities held to maturity                               4,931          84        6.76       15,685        261        6.62
Federal Home Loan Bank of New York stock                  9,428         171        7.20        3,745         68        7.22
Loans receivable (2)                                    848,321      18,542        8.67      652,078     14,092        8.60
                                                    ------------------------------------   ---------------------------------
     Total earning assets                             1,095,032      22,773        8.25%     896,079     18,122        8.05%
                                                               -------------------------            ------------------------

Cash and due from banks                                  14,912                               12,018
Allowance for loan losses                               (20,633)                             (16,380)
Other nonearning assets                                  69,591                               40,013
                                                    -----------                            ---------
     Total assets                                   $ 1,158,902                            $ 931,730
                                                    ===========                            =========


Interest-bearing Liabilities
Savings accounts                                    $   175,813    $  1,124        2.54%   $ 161,183   $  1,107        2.73%
N.O.W. and money market accounts                        127,079         805        2.51      109,141        726        2.65
Time deposit accounts                                   381,368       5,144        5.35      329,710      4,202        5.07
Mortgagors' escrow deposits                              10,235          54        2.09        8,431         47        2.22
Securities sold under agreements to repurchase            4,149          56        5.35        1,922         20        4.14
Short-term FHLB advances                                156,905       2,642        6.68       37,157        496        5.31
Long-term FHLB borrowings                                27,991         432        6.12       12,277        182        5.90
                                                    ------------------------------------   ---------------------------------
     Total interest-bearing liabilities                 883,540      10,257        4.61%     659,821      6,780        4.09%
                                                               -------------------------            ------------------------

Noninterest-bearing deposits                             55,001                               46,526
Other noninterest-bearing liabilities                    18,274                               14,564
Shareholders' equity                                    202,087                              210,819
                                                    -----------                            ---------
     Total liabilities and shareholders' equity     $ 1,158,902                            $ 931,730
                                                    ===========                            =========

Net interest income                                                $ 12,516                            $ 11,342
                                                                  =========                            ========

Net interest spread                                                                3.64%                               3.96%
                                                                           =============                       =============

Net interest margin                                                                4.53%                               5.04%
                                                                           =============                       =============

(1) Average balances include fair value adjustment.
(2) Average balances include non-accrual loans.

                                                                (continued)

                                                 Hudson River Bancorp, Inc.
                                            Management's Discussion and Analysis
                                                        (Continued)


Table B.  (Continued)

                                                                          Six Months Ended September 30,
                                                    ---------------------------------------------------------------------------
                                                                     2000                                 1999
                                                    -----------------------------------    ------------------------------------
                                                       Average                 Average       Average                 Average
(In thousands)                                         Balance     Interest  Yield/Rate      Balance    Interest   Yield/Rate
                                                    -----------------------------------    ------------------------------------
Earning Assets
Federal funds sold                                  $        34    $      1        5.87%   $       -   $      -          -
Securities available for sale (1)                       232,351       7,984        6.85      224,158      7,217       6.44
Securities held to maturity                               6,648         225        6.75       17,586        583       6.63
Federal Home Loan Bank of New York stock                  9,024         316        6.98        3,524        123       6.98
Loans receivable (2)                                    841,116      36,389        8.63      621,460     27,023       8.70
                                                    ------------------------------------   ----------------------------------
     Total earning assets                           $ 1,089,173      44,915        8.23%   $ 866,728     34,946       8.06%
                                                                   ---------------------               ----------------------

Cash and due from banks                                  14,675                               12,579
Allowance for loan losses                               (20,258)                             (15,539)
Other nonearning assets                                  69,150                               36,477
                                                    -----------                            ---------
     Total assets                                   $ 1,152,740                            $ 900,245
                                                    ===========                            =========


Interest-bearing Liabilities
Savings accounts                                    $   177,095    $  2,252        2.54%   $ 153,757   $  2,207        2.87%
N.O.W. and money market accounts                        127,130       1,604        2.52      106,234      1,453        2.74
Time deposit accounts                                   384,896      10,144        5.26      315,862      8,106        5.13
Mortgagors' escrow deposits                               8,918          94        2.10        6,925         76        2.19
Securities sold under agreements to repurchase            4,137         108        5.21        1,270         26        4.09
Short-term FHLB advances                                147,514       4,834        6.54       37,809        969        5.13
Long-term FHLB borrowings                                29,289         894        6.09        6,172        182        5.90
                                                    ------------------------------------   ---------------------------------
     Total interest-bearing liabilities                 878,979      19,930        4.52%     628,029     13,019        4.15%
                                                                   ---------------------               ---------------------

Noninterest-bearing deposits                             53,314                               44,467
Other noninterest-bearing liabilities                    19,467                               14,026
Shareholders' equity                                    200,980                              213,723
                                                    -----------                            ---------
     Total liabilities and shareholders' equity      $1,152,740                            $ 900,245
                                                    ===========                            =========

Net interest income                                                $ 24,985                            $ 21,927
                                                                   ========                            ========

Net interest spread                                                                3.71%                               3.91%
                                                                                ========                              ======

Net interest margin                                                                4.58%                               5.06%
                                                                                ========                              ======

(1) Average balances include fair value adjustment.
(2) Average balances include non-accrual loans.

                                                 Hudson River Bancorp, Inc.
                                            Management's Discussion and Analysis
                                                        (Continued)


Table C.  Volume and Rate Analysis
                                                                Three Months Ended                     Six Months Ended
                                                                   September 30,                         September 30,
                                                    -------------------------------------  ------------------------------------
                                                                   2000 vs 1999                          2000 vs 1999
                                                    -------------------------------------  ------------------------------------
                                                          Due To      Due To        Net         Due To      Due To       Net
(In thousands)                                            Volume       Rate       Change        Volume       Rate       Change
                                                    -------------------------------------  ------------------------------------
Interest Income
     Federal funds sold                                    $      -   $     -    $      -      $      1    $      -   $     1
     Securities available for sale                              131       144         275           270         497       767
     Securities held to maturity                               (183)        6        (177)         (370)         12      (358)
     Federal Home Loan Bank of New York stock                   103         -         103           193           -       193
     Loans receivable                                         4,288       162       4,450         9,504        (138)    9,366
                                                    -------------------------------------  -----------------------------------
     Total interest and dividend income                       4,339       312       4,651         9,598         371     9,969
                                                    -------------------------------------  -----------------------------------

Interest Expense

     Savings accounts                                      $     97   $  (80)    $     17      $    313    $   (268)  $    45
     N.O.W. and money market accounts                           115      (36)          79           270        (119)      151
     Time deposit accounts                                      686      256          942         1,814         224     2,038
     Mortgagors' escrow deposits                                 10       (3)           7            21          (3)       18
     Securities sold under agreements to repurchase              29        7           36            73           9        82
     Short-term FHLB advances                                 1,985      161        2,146         3,526         339     3,865
     Long-term FHLB borrowings                                  242        8          250           705           7       712
                                                    -------------------------------------  ----------------------------------
     Total interest expense                                   3,164      313        3,477         6,722         189     6,911
                                                    -------------------------------------  -----------------------------------
Net interest income                                        $  1,175   $   (1)    $  1,174      $  2,876     $   182   $ 3,058
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

                                                 Hudson River Bancorp, Inc.
                                            Management's Discussion and Analysis
                                                        (Continued)


Table D. Loan Portfolio Analysis
                                                      September 30,                               March 31,
                                                --------------------------  ------------------------------------------------------
(In thousands)                                            2000                        2000                        1999
                                                --------------------------  --------------------------  --------------------------
                                                  Amount           %          Amount           %          Amount           %
                                                ------------   -----------  ------------   -----------  ------------   -----------
Loans secured by real estate:
     Residential                                  $ 525,600         61.3%     $ 491,811         59.7%     $ 295,466         51.1%
     Commercial                                     153,601         17.9        138,891         16.9         91,480         15.8
     Construction                                     9,635          1.1          9,144          1.1          3,401          0.6
                                                ------------   -----------  ------------   -----------  ------------   -----------
          Total loans secured by real estate      $ 688,836         80.3%     $ 639,846         77.7%     $ 390,347         67.5%
                                                ------------   -----------  ------------   -----------  ------------   -----------

Other loans:
     Manufactured housing                         $  78,417          9.1%     $  81,542          9.9%     $  90,354         15.6%
     Commercial                                      42,475          5.0         37,167          4.5         29,024          5.0
     Financed insurance premiums                     31,268          3.6         51,796          6.3         57,901         10.0
     Consumer                                        17,633          2.1         15,536          1.9         12,440          2.2
                                                ------------   -----------  ------------   -----------  ------------   -----------
          Total other loans                       $ 169,793         19.8%     $ 186,041         22.6%     $ 189,719         32.8%
                                                ------------   -----------  ------------   -----------  ------------   -----------

Unearned discount and net deferred loan
     origination fees and costs                       (998)         (0.1)        (2,032)        (0.3)        (1,967)        (0.3)
                                                ------------   -----------  ------------   -----------  ------------   -----------
     Total loans receivable                       $ 857,631        100.0%     $ 823,855        100.0%     $ 578,099        100.0%
                                                               ===========                 ===========                 ===========
Allowance for loan losses                           (21,045)                    (19,608)                    (14,296)
                                                ------------                ------------                ------------
          Net loans receivable                    $ 836,586                   $ 804,247                   $ 563,803
                                                ============                ============                ============

                                                 Hudson River Bancorp, Inc.
                                            Management's Discussion and Analysis
                                                        (Continued)


Table E. Nonperforming Assets

                                                                   September 30,               March 31,
                                                                                      ----------------------------
(In thousands)                                                         2000               2000           1999
                                                                  ----------------    -------------   ------------
Nonaccruing Loans
     Residential real estate                                            $   2,343         $  3,199       $  2,253
     Commercial real estate                                                 1,064            2,536          2,669
     Commercial loans                                                          15              137              -
     Manufactured housing                                                   2,522            1,911          2,315
     Financed insurance premiums                                            6,725            2,453          2,549
     Consumer                                                                  63               57            158
                                                                  ----------------    -------------   ------------
Total                                                                   $  12,732         $ 10,293       $  9,944

Accruing loans past due 90 days or more
and still accruing interest                                                    48                -              -
                                                                  ----------------    -------------   ------------

Total nonperforming loans                                               $  12,780         $ 10,293       $  9,944
                                                                  ================    =============   ============

Foreclosed and Repossessed Property

     Residential real estate                                            $     323         $     85       $    258
     Commercial real estate                                                    64              377            474
     Repossessed property                                                     694            1,179          1,776
                                                                  ----------------    -------------   ------------
Total                                                                   $   1,081         $  1,641       $  2,508
                                                                  ================    =============   ============

Total nonperforming assets                                              $  13,861         $ 11,934       $ 12,452
                                                                  ================    =============   ============
Allowance for loan losses                                               $  21,045         $ 19,608       $ 14,296
                                                                  ================    =============   ============

Allowance to nonperforming loans                                          164.67%          190.50%        143.77%
Nonperforming assets to total assets                                        1.18%            1.04%          1.41%
Nonperforming loans to total loans                                          1.49%            1.25%          1.72%

                                                Hudson River Bancorp, Inc.
                                           Management's Discussion and Analysis
                                                       (Continued)


Table F.  Loan Loss Experience

                                                                              Three Months Ended            Six Months Ended
(In thousands)                                                                  September 30,                September 30,
                                                                           -------------------------    -------------------------
                                                                              2000          1999           2000          1999
                                                                           -----------   -----------    ------------  -----------

Loans outstanding (end of period)                                            $857,631      $756,865        $857,631     $756,865
                                                                           ===========   ===========    ============  ===========

Average loans outstanding (period to date)                                   $848,321      $652,078        $841,116     $621,460
                                                                           ===========   ===========    ============  ===========

Allowance for loan losses at beginning of period                             $ 20,524      $ 15,736        $ 19,608     $ 14,296

Loan charge-offs:

          Residential real estate                                                 (86)          (46)           (142)         (70)

          Commercial real estate                                                 (283)            -            (510)           -

          Commercial loans                                                           -            -               -            -

          Manufactured housing                                                   (384)         (315)           (682)        (558)

          Consumer                                                                (44)          (73)            (72)        (150)

          Financed insurance premiums                                            (164)         (125)           (310)        (242)
                                                                          -----------   -----------    ------------  -----------
                     Total charge-offs                                           (961)         (559)         (1,716)      (1,020)
                                                                          -----------   -----------    ------------  -----------

Loan recoveries:

          Residential real estate                                                  31             1             108           41

          Commercial real estate                                                   64             -              68           42

          Commercial loans                                                         10             1              10            3

          Manufactured housing                                                     39            19              80           32

          Consumer                                                                 14            14              25           18

          Financed insurance premiums                                              49            89             162          189
                                                                           -----------   -----------    ------------  -----------
                     Total recoveries                                             207           124             453          325
                                                                           -----------   -----------    ------------  -----------

Loan charge-offs, net of recoveries                                              (754)         (435)         (1,263)        (695)

Provision charged to operations                                                 1,275         1,500           2,700        3,200

Allowance acquired                                                                  -         1,008               -        1,008
                                                                           -----------   -----------    ------------  -----------
Allowance for loan losses at end of period                                   $ 21,045      $ 17,809        $ 21,045     $ 17,809
                                                                           ===========   ===========    ============  ===========
Ratio of net charge-offs to average loans
          outstanding (annualized)                                              0.35%         0.27%           0.30%        0.22%
                                                                           ===========   ===========    ============  ===========
Provision to average loans outstanding (annualized)                             0.60%         0.92%           0.64%        1.03%
                                                                           ===========   ===========    ============  ===========
Allowance to loans outstanding                                                  2.45%         2.35%           2.45%        2.35%
                                                                           ===========   ===========    ============  ===========

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

                           HUDSON RIVER BANCORP, INC.
                           PART II- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         The Company held an annual meeting of shareholders on August 17, 2000. At the meeting, proposals to (i) Adopt an Agreement and Plan of Merger between Cohoes Bancorp, Inc. and the Company, dated April 25, 2000 and the approval of the issuance of shares of the Company's common stock in the merger, (ii) Approve an amendment to the Hudson River 1998 Stock Option and Incentive Plan and the Hudson River 1998 Recognition and Retention Plan, respectively, to increase the number of shares of Hudson River common stock reserved for issuance thereunder from 1,785,375 to 1,930,241 in the case of the Hudson River 1998 Stock Option and Incentive Plan and from 714,150 to 918,324 in the case of the Hudson River 1998 Recognition and Retention Plan, (iii) Elect Directors Herrington, Giaquinto and Bardwell M.D. for three year terms, and (iv) Ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending March 31, 2001 were approved. The votes cast for and against these proposals, and the number of abstentions with respect to each of these proposals, were as follows:

             Adoption of Agreement and Plan of Merger Between Cohoes
             -------------------------------------------------------
                          Bancorp, Inc. and the Company
                          -----------------------------

              For               Against                 Abstentions
              ---               -------                 -----------
           8,303,999           3,163,157                   77,959

         Approval of an Amendment to the Hudson River 1998 Stock Option
         --------------------------------------------------------------
          and Incentive Plan and the Hudson River 1998 Recognition and
          ------------------------------------------------------------
                                 Retention Plan
                                 --------------

              For               Against                 Abstentions
              ---               -------                 -----------
           8,188,756           1,958,254                  199,288

                              Election of Directors
                              ---------------------

                                      For                Withheld
                                      ---                --------
         MARILYN A. HERRINGTON      9,224,008            1,195,155
         JOSEPH H. GIAQUINTO        9,226,366            1,200,844
         STANLEY BARDWELL, M.D      9,221,806            1,190,545

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (Continued)


                Ratification of KPMG LLP as Independent Auditors
                ------------------------------------------------

              For               Against                 Abstentions
              ---               -------                 -----------
           9,661,163            391,888                   234,084

ITEM 5:  OTHER INFORMATION
         None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  The following exhibit is included herein:
                           (27) Financial Data Schedule (included in electronic format only)

                  (b) Reports on Form 8-K
                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HUDSON RIVER BANCORP, INC.







      11/13/00                          /s/Carl A. Florio
--------------------                    ------------------------------
        Date                            Carl A. Florio, Director, President and
                                        Chief Executive Officer (Principal
                                        Executive and Operating Officer)




      11/13/00                          /s/Timothy E. Blow
--------------------                    ------------------------------
        Date                            Timothy E. Blow, Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)