Form 10-Q
period 2000-12-31
HUDSON RIVER BANCORP INC
filed 2001-02-13
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

     As of February 3, 2001, there were issued and outstanding 15,286,060 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX


PART I. FINANCIAL INFORMATION

     ITEM 1. Financial Statements (unaudited)

          Consolidated Balance Sheets at December 31, 2000 and March 31, 2000

          Consolidated Income Statements for the three and nine months ended December 31, 2000 and 1999

          Consolidated Statements of Cash Flows for the nine months ended December 31, 2000 and 1999

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

     ITEM 3. Defaults Upon Senior Securities

     ITEM 4. Submission of Matters to a Vote of Security Holders

     ITEM 5. Other Information

     ITEM 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

Item 1. Financial Statements

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                             December 31,       March 31,
(In thousands, except share and per share data)                                  2000             2000
                                                                             ------------      -----------

Assets
Cash and due from banks                                                      $    25,157       $    16,612
Loans held for sale, at the lower of cost or fair value                           39,813                --
Securities available for sale, at fair value                                     233,899           236,980
Securities held to maturity (fair value of $4,756 and $11,065)                     4,740            11,144
Federal Home Loan Bank of New York (FHLB) stock, at cost                          11,260             7,425

Loans receivable                                                                 833,560           823,855
Allowance for loan losses                                                        (21,555)          (19,608)
                                                                             -----------       -----------
     Net loans receivable                                                        812,005           804,247
                                                                             -----------       -----------

Accrued interest receivable                                                        7,273             6,470
Premises and equipment, net                                                       18,931            18,719
Other real estate owned (OREO) and repossessed property                              995             1,641
Goodwill and other intangibles                                                    10,774            11,618
Other assets                                                                      30,150            34,691
                                                                             -----------       -----------
     Total assets                                                            $ 1,194,997       $ 1,149,547
                                                                             ===========       ===========

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
     Savings                                                                     171,940           180,932
     N.O.W. and money market                                                     129,629           126,429
     Time deposits                                                               367,785           392,962
     Noninterest bearing deposits                                                 65,298            48,240
                                                                             -----------       -----------
          Total deposits                                                         734,652           748,563
                                                                             -----------       -----------

  Securities sold under agreements to repurchase                                   5,563             4,214
  Short-term FHLB advances                                                       171,600           116,450
                                                                             -----------       -----------
          Total short-term borrowings                                            177,163           120,664
                                                                             -----------       -----------

  Long-term FHLB borrowings                                                       50,400            30,600
  Mortgagors' escrow balances                                                      7,807             5,500
  Other liabilities                                                               14,948            43,497
                                                                             -----------       -----------
          Total liabilities                                                      984,970           948,824
                                                                             -----------       -----------

Shareholders' Equity:
  Preferred stock, $.01 par value, Authorized 5,000,000 shares                        --                --
  Common stock, $.01 par value, Authorized 40,000,000 shares;
          Issued 17,853,750 shares                                                   179               179
  Additional paid-in capital                                                     174,733           174,733
  Unallocated common stock held by ESOP                                          (15,583)          (15,583)
  Unvested restricted stock awards                                                (5,721)           (6,289)
  Treasury stock, at cost (2,567,690 shares at December 31, 2000 and
          2,235,190 shares at March 31, 2000)                                    (27,493)          (24,248)
  Retained earnings, substantially restricted                                     85,883            79,555
  Accumulated other comprehensive loss                                            (1,971)           (7,624)
                                                                             -----------       -----------
          Total shareholders' equity                                             210,027           200,723
                                                                             -----------       -----------

          Total liabilities and shareholders' equity                         $ 1,194,997       $ 1,149,547
                                                                             ===========       ===========


See accompanying notes to unaudited consolidated interim financial statements.


                                              Hudson River Bancorp, Inc.
                                            Consolidated Income Statements
                                                      (unaudited)

                                                                 For the Three                   For the Nine
                                                            Months Ended December 31,      Months Ended December 31,
                                                            -------------------------      -------------------------
(In thousands, except per share data)                         2000            1999           2000            1999
                                                            --------        --------       --------        --------

Interest  income:
     Loan, including fees                                   $ 19,107        $ 16,045       $ 55,496        $ 43,068
     Securities available for sale                             3,938           4,113         11,922          11,330
     Securities held to maturity                                  83             205            308             788
     Federal funds sold                                           --              11              1              11
     Loans held for sale                                           8              --              8              --
     Federal Home Loan Bank of New York stock                    197              94            513             217
                                                            --------        --------       --------        --------
           Total interest income                              23,333          20,468         68,248          55,414
                                                            --------        --------       --------        --------

Interest expense:
     Deposits                                                  7,157           6,940         21,251          18,782
     Securities sold under agreements to repurchase               55              25            163              51
     Short-term FHLB advances                                  2,736           1,085          7,570           2,054
     Long-term FHLB borrowings                                   730             471          1,624             653
                                                            --------        --------       --------        --------
           Total interest expense                             10,678           8,521         30,608          21,540
                                                            --------        --------       --------        --------
           Net interest income                                12,655          11,947         37,640          33,874
Provision for loan losses                                      1,200           1,500          3,900           4,700
                                                            --------        --------       --------        --------
           Net interest income after
               provision for loan losses                      11,455          10,447         33,740          29,174
                                                            --------        --------       --------        --------

Other operating income:
     Service charges on deposit accounts                         513             414          1,400           1,124
     Loan servicing income                                        30              37             94             109
     Net securities transactions                                 708              --            741              83
     Net loss on loans held for sale                            (605)             --           (605)             --
     Other income                                                379             163            923             543
                                                            --------        --------       --------        --------
           Total other operating income                        1,025             614          2,553           1,859
                                                            --------        --------       --------        --------

Other operating expenses:
     Compensation and benefits                                 3,398           3,591         10,246          10,092
     Occupancy                                                   524             445          1,533           1,250
     Equipment                                                   710             679          2,198           1,801
     Other real estate owned and repossessed property            213             253            506             914
     Advertising                                                 348             211            958             609
     Legal and other professional fees                           438             202          1,868             558
     Postage and item transportation                             234             168            656             514
     Goodwill and other intangibles amortization                 282             282            845             806
     Other expenses                                            1,450           1,327          4,073           3,791
                                                            --------        --------       --------        --------
           Total other operating expenses                      7,597           7,158         22,883          20,335
                                                            --------        --------       --------        --------
Income before tax expense                                      4,883           3,903         13,410          10,698
Tax expense                                                    1,818           1,335          4,957           3,690
                                                            --------        --------       --------        --------
           Net income                                       $  3,065        $  2,568       $  8,453        $  7,008
                                                            ========        ========       ========        ========

Basic earnings per share                                    $   0.23        $   0.18       $   0.62        $   0.47
                                                            ========        ========       ========        ========
Diluted earnings per share                                  $   0.22        $   0.18       $   0.62        $   0.47
                                                            ========        ========       ========        ========


See accompanying notes to unaudited consolidated interim financial statements.


                                       Hudson River Bancorp, Inc.
                                 Consolidated Statements of Cash Flows
                                              (unaudited)

                                                                                  For the Nine Months Ended
                                                                                         December 31,
                                                                                  -------------------------
    (In thousands)                                                                  2000             1999
                                                                                  --------         --------
    Cash flows from operating activities:
      Net income                                                                  $  8,453         $  7,008
      Adjustments to reconcile net income to net cash
       used in operating activities:
        Depreciation                                                                 1,724            1,474
        Goodwill and other intangibles amortization                                    845              806
        Provision for loan losses                                                    3,900            4,700
        Amortization of restricted stock awards                                        568              650
        Net securities transactions                                                   (741)             (83)
        Net loss on loans held for sale                                                605               --
        Adjustments of OREO and repossessed property to fair value                     563              784
        Net gain on sales of OREO and repossessed property                          (1,205)            (754)
        Net loss on disposition of premises and equipment                              130              253
        Net (increase) decrease in accrued interest receivable                        (803)             411
        Net decrease (increase) in other assets                                        772          (17,397)
        Net decrease in other liabilities                                          (28,549)         (30,444)
                                                                                  --------         --------
          Net cash used in operating activities                                    (13,738)         (32,592)
                                                                                  --------         --------
    Cash flows from investing activities:
      Net cash used in acquisition activity                                             --          (27,975)
      Proceeds from sales of securities available for sale                           1,893            3,009
      Proceeds from maturities, calls and paydowns of securities available
        for sale                                                                    11,467           33,437
      Purchases of securities available for sale                                      (116)         (16,155)
      Proceeds from maturities, calls and paydowns of securities held to
        maturity                                                                     6,404           10,749
      Purchase of FHLB stock                                                        (3,835)          (2,023)
      Net loans made to customers                                                  (54,733)         (56,924)
      Proceeds from sales of and payments received on OREO
        and repossessed property                                                     3,945            3,288
      Purchases of premises and equipment                                           (2,066)          (2,068)
                                                                                  --------         --------
          Net cash used in investing activities                                    (37,041)         (54,662)
                                                                                  --------         --------

    Cash flows from financing activities:
      Net (decrease) increase in deposits                                          (13,911)           1,599
      Net increase in securities sold under agreements to repurchase                 1,349            1,242
      Net increase in short-term borrowings                                         55,150           77,360
      Issuance of long-term FHLB borrowings                                         30,000           30,000
      Repayment of long-term FHLB borrowings                                       (10,200)              --
      Net increase in mortgagors' escrow balances                                    2,307            1,006
      Dividends paid                                                                (2,126)          (1,408)
      Purchases of treasury stock                                                   (3,245)         (19,431)
                                                                                  --------         --------
          Net cash provided by financing activities                                 59,324           90,368
                                                                                  --------         --------

Net increase in cash and cash equivalents                                            8,545            3,114
Cash and cash equivalents at beginning of period                                    16,612           12,722
                                                                                  --------         --------
Cash and cash equivalents at end of period                                        $ 25,157         $ 15,836
                                                                                  ========         ========

Supplemental cash flow information:
      Interest paid                                                               $ 29,737         $ 21,001
      Taxes paid
                                                                                     4,243            4,186

Supplemental disclosures of non-cash investing and financing activities:
      Loans transferred to other real estate owned and repossessed property       $  2,657         $  2,446
      Loans transferred to loans held for sale                                      40,418               --
      Adjustment of securities available for sale to fair value, net of tax          5,654           (7,267)
      Acquisition activity:
          Fair value of noncash assets acquired                                         --          175,959
          Fair value of liabilities assumed                                             --          157,048


See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2000. Operating results for the three and nine month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

     2. Comprehensive income (loss) includes the reported net income (loss) of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income (loss) represents net income (loss) plus other comprehensive income (loss), which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income (loss) represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income (loss) for the three month periods ended December 31, 2000 and 1999 was $7.2 million and $(854) thousand, respectively. Comprehensive income (loss) for the nine month periods ended December 31, 2000 and 1999 was $14.1 million and $(259) thousand, respectively.

     3. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2000 and 1999. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period using the treasury stock method. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.


                                              Hudson River Bancorp, Inc.
                             Notes to Unaudited Consolidated Interim Financial Statements
                                                     (continued)

                                                            For the Three Months Ended December 31,
                                       --------------------------------------------------------------------------------
                                                        2000                                       1999
                                       -------------------------------------      -------------------------------------
(In thousands, except for
     share and per share data)
                                                        Weighted       Per                         Weighted       Per
                                          Net            Average      Share          Net            Average      Share
                                         Income          Shares       Amount        Income          Shares       Amount
                                       ----------      ----------     ------      ----------      ----------     ------

Basic earnings per share               $    3,065      13,512,312      $0.23      $    2,568      14,277,232      $0.18

Effect of potential common
     shares outstanding:
          Stock options                                   130,931                                         --
          Restricted stock awards                          97,199                                     33,500
                                       ----------      ----------      -----      ----------      ----------      -----
Diluted earnings per share             $    3,065      13,740,442      $0.22      $    2,568      14,310,732      $0.18
                                       ==========      ==========      =====      ==========      ==========      =====


                                                             For the Nine Months Ended December 31,
                                       --------------------------------------------------------------------------------
                                                        2000                                       1999
                                       -------------------------------------      -------------------------------------

                                                        Weighted       Per                         Weighted       Per
                                          Net            Average      Share          Net            Average      Share
                                         Income          Shares       Amount        Income          Shares       Amount
                                       ----------      ----------     ------      ----------      ----------     ------

Basic earnings per share               $    8,453      13,571,496      $0.62      $    7,008      14,792,265      $0.47

Effect of potential common
     shares outstanding:
          Stock options                                    55,247                                      2,021
          Restricted stock awards                          49,334                                     25,499
                                       ----------      ----------      -----      ----------      ----------      -----
Diluted earnings per share             $    8,453      13,676,077      $0.62      $    7,008      14,819,785      $0.47
                                       ==========      ==========      =====      ==========      ==========      =====

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and subsidiary (the "Company") during the three and nine months ended December 31, 2000, with comparisons to 1999 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2000 Annual Report on Form 10-K, should be read in conjunction with this review. Amounts in prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

     The Company's primary market area, with 18 full-service branches, consists of the New York counties of Columbia, Rensselaer, Albany, Schenectady, Dutchess and Saratoga. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and primarily investing those funds in loans, and to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan losses and other operating income, such as loan servicing income and fees on deposit related services; it is also impacted by other operating expenses, such as compensation and occupancy expenses and federal and state income taxes.

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

MERGER AND ACQUISITION ACTIVITY
-------------------------------

     On September 3, 1999, the Company completed its acquisition of SFS Bancorp, Inc. ("SFS"), paying $25.10 in cash for each share of SFS common stock outstanding (the "SFS Acquisition"). The total consideration of approximately $32 million was funded primarily by long-term FHLB borrowings. The transaction was accounted for under the purchase method of accounting and goodwill associated with this transaction totaling $9.1 million was recorded. The goodwill is being amortized straight line over fifteen years. SFS had total assets of $176.9 million and total deposits of $150.4 million as of September 3, 1999 and its four branches within Schenectady County were added to the Bank's branch network.

     On April 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cohoes Bancorp, Inc. ("Cohoes") to provide for a merger of equals between the Company and Cohoes. At a special meeting of shareholders held by Cohoes on August 17, 2000, the merger was not approved by the requisite vote of Cohoes shareholders. On September 28, 2000, the Company terminated the Merger Agreement with Cohoes. On November 24, 2000, the Company entered into a new agreement to acquire Cohoes for $19.50 in cash for each share of Cohoes common stock outstanding. The total consideration is valued at approximately $158 million. The transaction will be accounted for under the purchase method of accounting and is anticipated to be accretive to earnings in the first year of operations after consummation of the transaction. The transaction is expected to close in April 2001, subject to regulatory and Cohoes shareholder approval. Cohoes had total assets of $735.6 million and total deposits of $488.5 million at December 31, 2000 and operates 21 branches throughout Albany, Greene, Rensselaer, Schenectady, Saratoga and Warren counties.

     In June 2000, the Company received an unsolicited offer from TrustCo Bank Corp NY ("TrustCo") to acquire the Company for TrustCo stock equivalent to $14 per share of Company stock. This unsolicited offer was declined by the Board of Directors on June 23, 2000 because, among other reasons, TrustCo's offer was inadequate as to the price, the Company was not for sale, and the proposal was subject to a number of conditions, some of which were out of TrustCo's and the Company's control, and some of which were not likely to be met. TrustCo subsequently announced its intentions to increase its offer to $17 per share. On October 31, 2000, TrustCo

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

commenced a tender offer for the Company's stock offering $10.80 in cash and $6.20 in TrustCo stock for each share of Company stock outstanding. The tender offer proposed by TrustCo contained many of the same conditions which were contained in its original offer. The Board of Directors unanimously voted to decline TrustCo's tender offer and made a formal recommendation to the Company's shareholders in regard to the offer. On November 27, 2000, TrustCo rescinded its tender offer for the Company's stock.

OVERVIEW
--------

     The Company realized net income for the three months ended December 31, 2000 amounting to $3.1 million, or $0.22 diluted earnings per share, up $497 thousand from the $2.6 million realized during the three months ended December 31, 1999. Net income for the nine months ended December 31, 2000 was $8.5 million, or $0.62 diluted earnings per share, up $1.4 million from the $7.0 million earned during the same period a year previous. Earnings for the nine month period ended December 31, 2000 were negatively impacted by $959 thousand ($566 thousand, net of tax) of nonrecurring expenses associated with the Company's terminated merger with Cohoes. The increases over the prior year results were primarily a result of higher net interest income and a lower provision for loan losses, partially offset by higher other operating expenses and higher tax expense. For the three months ended December 31, 2000, the Company's return on average assets was 1.03% and its return on average equity was 5.89%, up from 0.95% and 4.98%, respectively, for the three months ended December 31, 1999. See Table A, "Financial Highlights".

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

Earning Assets

     Total average earning assets increased to $1.1 billion for the three months ended December 31, 2000, up from $1.0 billion in the same period of 1999. For the nine months ended December 31, 2000, average earning assets were $1.1 billion, up from $920.7 million in 1999. This increase was primarily a result of the completion of the SFS Acquisition during the quarter ended September 30, 1999. Interest income for the three months ended December 31, 2000 was $23.3 million, up $2.9 million from 1999. For the nine months ended December 31, 2000, interest income was $68.2 million, an increase of $12.8 million over the same period in 1999. The increase in average balances was the primary reason for the higher income. The yield on earning assets rose from 7.92% for the three months ended December 31, 1999 to 8.33% in 2000. For the nine months ended December 31, 2000, yields rose from 8.01% in 1999 to 8.26% in 2000. Earning assets at December 31, 2000 were $1.1 billion, up $43.9 million from March 31, 2000. The increase was primarily due to the growth in loans (including loans held for sale).

Loans

     The average balance of loans increased to $863.7 million for the three months ended December 31, 2000, up $97.5 million from the $766.2 million average for the same period in the prior year. The yield on loans for the quarter increased 45 basis points, from 8.33% in 1999 to 8.78% in 2000. Interest income on loans for the three months ended December 31, 2000 increased to $19.1 million from $16.0 million in 1999. The increase in average balances for the quarter, along with higher rates, resulted in a $3.1 million increase in interest income. On a year to date basis, average loans were $848.7 million, up from $669.9 million in 1999. The yield on loans for the nine months ended December 31, 2000 was 8.68%, up from 8.56% in 1999. The impact of higher average balances resulted in an increase of $11.7 million in interest income, while the higher rates resulted in an increase of $748 thousand in interest income.

     On December 31, 2000, the Company transferred $40.4 million ($39.8 million net of mark-to-market adjustment) of fixed rate performing residential mortgage loans from loans receivable into the loans held for sale category. This transfer is part of management's continuing efforts to manage interest rate risk and liquidity

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

thresholds, and in contemplation of selling these loans to fund a portion of the purchase price for the Company's acquisition of Cohoes. These loans will be carried at the lower of cost or fair value until such time a firm commitment to sell has been obtained.

     After the transfer of the $40.4 million of loans into the loans held for sale category, total loans were $833.6 million at December 31, 2000, up $9.7 million from the $823.9 million at March 31, 2000. Loans secured by residential real estate increased from $491.8 million, or 59.7% of total loans at March 31, 2000, to $504.8 million, or 60.5% of total loans at December 31, 2000. Commercial real estate loans increased $21.2 million to $160.1 million at December 31, 2000 from $138.9 million at March 31, 2000. Commercial loans increased to $46.4 million at December 31, 2000 from $37.2 million at March 31, 2000. These increases were partially offset by decreases of $4.8 million in manufactured housing loans and $32.7 million in financed insurance premium loans. Management intends on continuing to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. The decrease in financed insurance premiums is a seasonal fluctuation as the majority of this business is written during the quarter ending March 31 and is paid down over the subsequent three quarters. See Table D, "Loan Portfolio Analysis".

Securities

     The average balance of securities available for sale and securities held to maturity (collectively "securities") decreased $19.8 million to $235.9 million for the three months ended December 31, 2000, down from $255.7 million for the three months ended December 31, 1999. This decrease is the result of the Company's continued efforts to change the asset mix from lower yielding investments to higher yielding loans. Average securities for the nine months ended December 31, 2000 were $238.0 million, a decrease of $8.5 million from the corresponding period in the previous year. Interest income earned on securities was $4.0 million for the three months ended December 31, 2000, down $297 thousand from the $4.3 million earned in 1999. On a year to date basis, interest income on securities grew from $12.1 million in 1999 to $12.2 million in 2000.

     Securities at December 31, 2000 were $238.6 million, down $9.5 million from the $248.1 million the Company held as of March 31, 2000. The decrease was due primarily to maturities, redemptions and paydowns of securities. Reinvestment of the proceeds was primarily directed to the loan portfolio to accommodate the growth experienced in that asset category. Management is continuing to allow the balance of securities held to maturity to decrease with new purchases of securities, if any, directed to the securities available for sale classification.

Federal Funds Sold

     The Company had no federal funds sold during the three months ended December 31, 2000 and limited federal funds sold during the nine months ended December 31, 2000. For the immediate future, the Company does not anticipate utilizing this asset category for significant investments other than on a temporary basis as market conditions warrant.

Funding Sources

     The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. The average balance of interest-bearing liabilities increased to $890.3 million for the three months ended December 31, 2000 from $813.5 million for the three months ended December 31, 1999. For the nine months ended December 31, 2000, the average balance of interest-bearing liabilities was $882.8 million, up from $690.1 million for the same period in 1999. This increase in average balances is attributed to the completion of the SFS Acquisition, as well as the need to fund the growth in earning assets, primarily loans. Interest expense for the three months ended December 31, 2000 was $10.7 million, up $2.2 million from the same period in 1999. The increase in volume along with an increase in the average rate paid due to market conditions from 4.17% to 4.76% for the three month period and from 4.15% to 4.60% for the nine month period, resulted in the overall increase in interest expense. For the nine months ended December 31, 2000, the increase in the average balance resulted in an $8.1 million increase in interest expense.

     Interest-bearing liabilities at December 31, 2000 were $904.7 million, up from $857.1 million at March 31, 2000. This increase was a result of the need to fund the growth in assets of the Company, primarily in the loan portfolio.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

Deposits

     The average balance of savings accounts decreased $12.2 million to $170.8 million for the three months ended December 31, 2000, down from $183.0 million for the same period in 1999. The decrease is attributed to the rate sensitivity of customers as the trend of customers investing in non-deposit investment products (stocks, mutual funds, etc.) continues. On a year to date basis, the average balance of savings accounts was $175.0 million in 2000, up from $163.5 million in 1999. This increase is the result of the impact of the SFS Acquisition during the quarter ended September 30, 1999. The average rates paid on savings accounts remained relatively constant in the three months ended December 31, 2000 at 2.54% as compared to the prior year. The decrease in average rates paid on savings accounts for the nine months ended December 31, 2000 from 2.75% in 1999 to 2.54% in 2000 was mostly offset by the effect of the higher average balances in 2000.

     Interest expense on N.O.W. and money market accounts was virtually flat at $805 thousand for the three months ended December 31, 2000 as compared to the prior year. The effect of the slight increase in the average balance of N.O.W. and money market accounts was almost entirely offset by the effect of a decrease in average rates paid from 2.55% for the three months ended December 31, 1999, to 2.52% in 2000. For the nine months ended December 31, 2000, the average balance of N.O.W. and money market accounts increased from $112.5 million in 1999 to $127.0 million in 2000. This increase in average balance resulted in an increase in interest expense on N.O.W. and money market accounts of $281 thousand for the nine months ended December 31, 2000 compared to 1999. This was offset by a $126 thousand reduction in interest expense on N.O.W. and money market accounts for the nine months ended December 31, 2000 resulting from a 15 basis point decrease in average rates paid on these accounts.

     The average balance of time deposits decreased from $391.1 million for the three months ended December 31, 1999 to $374.6 million for the three months ended December 31, 2000. The decrease in volume partly offset the effect of an increase in the average rate paid for the three month periods from 5.02% to 5.54%. Interest expense on time deposits increased a total of $292 thousand for the three months ended December 31, 2000 from the comparable period in 1999. On a year to date basis, the average balance of time deposits increased from $341.0 million in 1999 to $381.5 million in 2000. For the nine months ended December 31, 2000, the increase in average rates paid from 5.09% in 1999 to 5.35% in 2000, along with the increase in average balances for this time period, resulted in the $2.3 million increase in interest expense during the nine months ended December 31, 2000.

     Total deposits, including $65.3 million of noninterest-bearing deposits, were $734.7 million at December 31, 2000, down from $748.6 million at March 31, 2000. The Company had $48.2 million in noninterest bearing deposits at March 31, 2000. The increase in noninterest bearing deposits reflects the Company's continued focus on commercial services, including commercial deposits, and the opening of our eighteenth branch in the beginning of June 2000.

Short-term FHLB Advances and Long-term FHLB Borrowings

     The average balance of short-term FHLB advances increased to $161.6 million for the three months ended December 31, 2000 from $76.4 million in 1999. For the nine months ended December 31, 2000, the average balance of short-term FHLB advances was $152.2 million, up from $50.7 million for the same period in 1999. Interest expense on these borrowings was $2.7 million for the three months ended December 31, 2000, up $1.7 million from 1999. On a year to date basis, interest expense on short-term FHLB advances increased $5.5 million for the nine months ended December 31, 2000 from 1999, substantially due to the increase in volume.

     The average balance of long-term FHLB borrowings increased from $30.6 million for the three months ended December 31, 1999 to $46.5 million for the three months ended December 31, 2000. On a year to date basis, the average balance of long-term FHLB borrowings rose from $14.3 million in 1999 to $35.0 million in 2000. The increase in interest expense for both the three and nine month periods is primarily attributed to the increase in volume along with an increase in rates paid from 6.12% to 6.23% for the three month period and from 6.06% to 6.15% for the nine month period ended December 31, 2000.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

     Short-term FHLB advances were $171.6 million at December 31, 2000, up from $116.5 million at March 31, 2000. This increase is a result of the funding of amounts due to insurance companies relating to the Company's financed insurance premium loans, the decrease in deposits, and the growth in loans. Long-term FHLB borrowings were $50.4 million at December 31, 2000, up from $30.6 million at March 31, 2000. During the quarter ended December 31, 2000, the Company took advantage of opportunities to enhance its interest rate risk profile by shifting some shorter-term FHLB advances into long-term funding, at generally lower rates than were available in the local time deposit market. The interest rates on the long-term FHLB borrowings are fixed with maturities ranging from one-to-five years, with call options ranging from one-to-two years.

Net Interest Income

     Net interest income for the three months ended December 31, 2000 was $12.7 million, up from the $11.9 million for the three months ended December 31, 1999. For the nine months ended December 31, 2000, net interest income increased $3.8 million to $37.6 million from $33.9 million for the same period a year previous. The increase was the result of the increase in average earning assets and higher rates on those assets. The impact of these factors was offset in part by higher balances of, and higher rates paid on, interest-bearing liabilities. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended December 31, 2000 was 4.52%, down from 4.62% for the three months ended December 31, 1999. For the nine months ended December 31, 2000, the net interest margin was 4.56%, down from 4.90% for 1999. Based on the Company's interest rate risk analyses, future decreases in interest rates may further compress net interest margins. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

Noninterest Sensitive Assets and Liabilities

     Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill and other intangibles, and other assets. Premises and equipment amounted to $18.9 million at December 31, 2000, up from $18.7 million at March 31, 2000. The increase is primarily attributed to the opening of the Clifton Park branch in June 2000. Other assets were $30.2 million at December 31, 2000, down from $34.7 million at March 31, 2000. This decrease is primarily associated with the accrual of estimated income taxes, and the deferred tax impact of the mark-to-market adjustment on the Company's securities available for sale portfolio.

     Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities. Noninterest bearing deposits increased from $48.2 million at March 31, 2000 to $65.3 million at December 31, 2000. This increase is associated with a new branch opening in June 2000 and growth in the Company's commercial accounts, which are generally noninterest bearing. Other liabilities decreased from $43.5 million at March 31, 2000 to $14.9 million at December 31, 2000. The decrease is almost entirely related to the funding of amounts due to insurance companies in April of each year for financed insurance premium loans. These amounts were recorded as other liabilities as of March 31, 2000.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

repossessed. Foreclosed assets typically represent residential or commercial properties, while repossessed property is primarily manufactured homes abandoned by their owners or repossessed by the Company.

     Total nonperforming assets at December 31, 2000 were $10.1 million or 0.85% of total assets, down from $11.9 million or 1.04% at March 31, 2000. The $1.8 million decrease in total nonperforming assets is due to a $1.1 million decrease in nonperforming loans, combined with a $646 thousand decrease in foreclosed and repossessed property.

     The decrease in nonperforming loans was primarily the result of a $1.9 million decrease in nonaccruing commercial real estate and commercial loans and a $605 thousand decrease in nonaccruing residential real estate loans. These decreases were partially offset by increases of $663 thousand in manufactured housing nonaccruals and $650 thousand in financed insurance premium loans placed on nonaccrual. Financed insurance premium loans are placed on nonaccrual usually within 30 days of a missed payment, and collection procedures from insurance companies of the unearned premiums can take 90 days or longer. The increase is a by-product of the Company's seasonal growth in this lending category as of March 31, 2000 and is expected to be a temporary increase based upon the Company's past experience with these loans.

     The $646 thousand decrease in foreclosed and repossessed property was made up of a $416 thousand reduction of repossessed manufactured homes and a $230 thousand decrease in foreclosed properties.

Allowance and Provision For Loan Losses
---------------------------------------

     The allowance for loan losses at December 31, 2000 was $21.6 million, up from $19.6 million at March 31, 2000. The allowance as a percentage of nonperforming loans increased from 190.5% at March 31, 2000 to 235.5% at December 31, 2000, primarily a result of reduced levels of nonperforming loans. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. Net charge-offs for the three months ended December 31, 2000 were $690 thousand, up from $578 thousand for the same period in 1999. For the nine months ended December 31, 2000, net charge-offs were $2.0 million, up from the $1.3 million in 1999.

     As a result of management's analysis of the risk characteristics of the lending portfolio, as well as the trends in charge-offs and levels of nonperforming and other delinquent loans, a provision for loan losses of $1.2 million for the three months ended December 31, 2000 was recorded. The $1.2 million provision is down $300 thousand from the $1.5 million provision recorded for the three months ended December 31, 1999. For the nine months ended December 31, 2000, the Company recorded a provision for loan losses of $3.9 million, down from $4.7 million in the prior year. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. The growth in loan balances, net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and nonperforming loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

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

     Interest rate risk analyses performed by the Company indicate that the Company is slightly asset sensitive as of December 31, 2000. As a result, rising interest rates projected over a 12-month horizon are estimated to have a slightly positive effect on net interest income, while falling interest rates projected over the same 12-month horizon are estimated to have a slightly negative effect on net interest income. Management makes certain assumptions in relation to prepayment speeds for loans, CMO's and mortgage-backed securities, which would prepay much faster in a falling rate scenario, and slower in a rising rate scenario. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income. The Company's purchases of securities, retention or sale of fixed rate loan products, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

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

     The Company's cash inflows result primarily from loan repayments; maturities, redemptions, principal payments, and calls of securities held to maturity and securities available for sale; new deposits; and borrowings from the Federal Home Loan Bank of New York. The Company's cash outflows consist of new loan originations; security purchases; deposit withdrawals; operating expenses; and treasury stock purchases. Management closely monitors the timing of cash inflows and outflows although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

CAPITAL RESOURCES
-----------------

     Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain the Bank as a "well-capitalized" institution in accordance with regulatory standards. Total equity was $210.0 million at December 31, 2000, 17.58% of total assets on that date. As of March 31, 2000, total equity was $200.7 million or 17.46% of total assets. Ratios of tangible equity to tangible assets were 16.83% and 16.62% as of

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

December 31, 2000 and March 31, 2000, respectively. Management continues to attempt to leverage its capital through asset growth, mergers and acquisitions, and share repurchases. The Company is currently executing a 10% share repurchase program as market conditions warrant. As of December 31, 2000, the Company had an additional 85 thousand shares to acquire under its current repurchase program. Upon consummation of the acquisition of Cohoes in April 2001, the Company's tangible equity to assets ratio is anticipated to be significantly reduced, although it will continue to exceed all minimum regulatory capital requirements and requirements for classification as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES
-----------------------------------

     Other operating income is composed primarily of service charges on deposit accounts, net securities transactions, net loan transactions and other income. For the three months ended December 31, 2000, total other operating income was $1.0 million, up from $614 thousand in 1999. For the nine months ended December 31, 2000, total other operating income was $2.6 million, up from the $1.9 million earned in 1999. Income from service charges on deposit accounts increased from $414 thousand for the three months ended December 31, 1999 to $513 thousand in 2000. For the nine months ended December 31, service charges on deposit accounts increased from $1.1 million in 1999 to $1.4 million in 2000. These increases were a result of growth in transaction accounts from the SFS Acquisition and branch openings. Net securities transactions resulted in a gain of $708 thousand for the three months ended December 31, 2000. This gain was a result of the Company's equity investment in a financial institution that was acquired for cash during the quarter. The net loss on loans held for sale was $605 thousand for the three and nine months ended December 31, 2000, representing a mark-to-market loss due to the Company's decision to transfer a pool of its fixed rate performing residential real estate loans to the held for sale category as of December 31, 2000. Other income was $379 thousand for the three months ended December 31, 2000 as compared to $163 thousand for the same period in 1999. Other income increased $380 thousand to $923 thousand for the nine months ended December 31, 2000 from $543 thousand in 1999. These increases are primarily the result of earnings from the Company's investment made during December 1999 in bank owned life insurance, offset in part by losses recorded in the quarter ended June 30, 2000 in relation to the Company's equity investment in a mortgage company.

     Total other operating expenses were $7.6 million for the three months ended December 31, 2000, up from $7.2 million from the same period in 1999. For the nine months ended December 31, 2000, total other operating expenses were $22.9 million, up $2.5 million from the same period a year earlier. The increases in both time periods were due to higher expenses in occupancy, equipment, advertising, legal and other professional fees, and postage and item transportation, partially offset by a reduction in expenses on other real estate owned and repossessed property. As noted previously, the Company also incurred $959 thousand in nonrecurring expenses during the three months ended September 30, 2000 associated with the Company's terminated merger with Cohoes.

     Occupancy expense for the three months ended December 31, 2000 was $524 thousand, up $79 thousand from the $445 thousand for the same period in the prior year. On a year to date basis, occupancy expense increased to $1.5 million in 2000 from $1.3 million in 1999. Equipment expenses for the three months ended December 31, 2000 were $710 thousand, up from $679 thousand in 1999. For the nine months ended December 31, 2000, equipment expenses increased $397 thousand to $2.2 million as compared to 1999. These expenses were higher due to the SFS Acquisition, as well as the opening of the Company's eighteenth branch.

     Expenses on other real estate owned and repossessed property decreased from $253 thousand during the three months ended December 31, 1999 to $213 thousand during the same period in 2000. For the nine months ended December 31, 2000, expenses on other real estate owned and repossessed property decreased from $914 thousand in 1999 to $506 thousand in 2000. These decreases are primarily due to gains recognized by the Company relating to several properties that were sold during the periods ended December 31, 2000.

     Advertising expenses were $348 thousand for the three months ended December 31, 2000, up from $211 thousand for the same period in 1999. For the nine months ended December 31, 2000, advertising was $958 thousand in 2000, up from $609 thousand in 1999. Advertising related to product promotions, the Company's 150th Anniversary in October 2000 and the opening of the Company's eighteenth branch generally accounted for the increase.

     Legal and other professional fees increased to $438 thousand for the three months ended December 31, 2000, up from $202 thousand in 1999. For the nine months ended December 31, 2000, legal and other professional fees were $1.9 million, up from $558 thousand for the same period in 1999. These increases are attributed to

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)

expenses associated with the Company's defense of a hostile takeover attempt discussed previously and the Company's terminated merger with Cohoes.

     Other expenses were $1.5 million for the three months ended December 31, 2000, up $123 thousand from 1999. For the nine months ended December 31, 2000, other expenses were $4.1 million, up from $3.8 million in 1999. The increase is the result of general increases associated with the continued growth of the Company through branch openings, acquisitions and loan growth.

TAX EXPENSE
-----------

     Tax expense increased from $1.3 million for the three months ended December 31, 1999 to $1.8 million for the comparable period in 2000. For the nine months ended December 31, 2000, tax expense was $5.0 million in 2000, up from $3.7 million in 1999. These increases are primarily the result of higher income before tax expense. The Company's effective tax rate has increased in the periods ended December 31, 2000 as compared to the prior year as a result of the increase in nondeductible goodwill amortization from the SFS Acquisition, partially offset by the impact of the Company's investment in bank-owned life insurance.

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

IMPACT OF NEW ACCOUNTING STANDARDS
----------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As amended, this Statement is currently effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on management's evaluation of SFAS No. 133, the adoption of this statement as of April 1, 2001, is not expected to have a material impact on the Company's consolidated financial statements, as the Company currently does not have any derivative instruments, and has not identified any derivative instruments embedded in other contracts.

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

     d.   Changes in competition;

     e.   Changes in consumer preferences; and

     f.   The Company's ability to successfully integrate acquired companies.

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


                                                   Hudson River Bancorp, Inc.
                                              Management's Discussion and Analysis
                                                          (continued)


Table A. Financial Highlights

                                                                           At or                            At or
                                                                 For the Three Months Ended      For the Nine Months Ended
                                                                        December 31,                    December 31,
                                                              ---------------------------------  ---------------------------
                                                                   2000              1999           2000           1999
                                                              ----------------  ---------------  ------------  -------------
Financial Ratios
----------------
Basic earnings per share                                      $    0.23         $     0.18       $    0.62      $    0.47
Diluted earnings per share                                         0.22               0.18            0.62           0.47
Return on average assets(1)                                        1.03%              0.95%           0.97%          0.97%
Return on average equity(1)                                        5.89               4.98            5.53           4.42
Return on average tangible equity(1)                               6.22               5.29            5.86           4.58
Net interest rate spread                                           3.57               3.75            3.66           3.86
Net interest margin(1)                                             4.52               4.62            4.56           4.90
Efficiency ratio(2)                                               52.31              52.73           51.36          52.22
Expense ratio(1)(3)                                                2.40               2.44            2.35           2.58


                                                                                     At Period Ended
                                                              ---------------------------------------------------------------
                                                                                                         March 31,
                                                               December 31,     September 30,    ----------------------------
                                                                   2000              2000           2000           1999
                                                              ----------------  ---------------  ------------  --------------
Share Information
-----------------
Book value per share                                          $    15.54        $    15.05       $   14.50      $    14.02
Book value per share, including unallocated
    ESOP shares and unvested RRP shares                            13.74             13.30           12.85           12.39
Tangible book value per share                                      14.75             14.23           13.66           13.81
Tangible book value per share, including unallocated
     ESOP shares and unvested RRP shares                           13.03             12.58           12.11           12.21
Closing market price                                               12.69             13.06           10.00           10.94

Capital Ratios
--------------
Equity to total assets                                             17.58%            17.34%          17.46%          24.89%
Tangible equity to tangible assets                                 16.83             16.55           16.62           24.62

Asset Quality Ratios
--------------------
Nonperforming loans to total loans                                  1.10%             1.49%           1.25%           1.72%
Nonperforming assets to total assets                                0.85              1.18            1.04            1.41
Allowance for loan losses to:
     Loans receivable                                               2.59              2.45            2.38            2.47
     Nonperforming loans                                          235.47            164.67          190.50          143.77


(1)  Annualized for the three and nine month periods.

(2) Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, net loss on loans held for sale, and goodwill and other intangibles amortization for each period, and pre-tax nonrecurring merger expenses of $959 thousand for the nine months ended December 31, 2000.

(3) Ratio does not include other real estate owned and repossessed property expenses and goodwill and other intangibles amortization for each period, and pretax nonrecurring merger expenses for the nine months ended December 31, 2000.


                                                    Hudson River Bancorp, Inc.
                                              Management's Discussion and Analysis
                                                           (continued)

Table B.  Average Balances, Interest, and Yields

                                                                           Three Months Ended December 31,
                                                     ----------------------------------------------------------------------------
                                                                     2000                                   1999
                                                     -------------------------------------- -------------------------------------
                                                       Average                  Average       Average                  Average
(In thousands)                                         Balance     Interest    Yield/Rate     Balance     Interest   Yield/Rate
                                                     -------------------------------------- -------------------------------------
Earning assets
Federal funds sold                                   $       --     $    --          --%  $      767     $    11        5.71%
Loans held for sale                                         433           8        7.33           --          --          --
Securities available for sale (1)                       231,105       3,938        6.76      243,307       4,113        6.73
Securities held to maturity                               4,785          83        6.88       12,386         205        6.58
Federal Home Loan Bank of New York stock                 10,612         197        7.37        5,483          94        6.82
Loans receivable (2)                                    863,724      19,107        8.78      766,196      16,045        8.33
                                                      ----------------------------------   ----------------------------------
     Total earning assets                             1,110,659      23,333        8.33%   1,028,139      20,468        7.92%
                                                               -------------------------            -------------------------

Cash and due from banks                                  15,961                               15,319
Allowance for loan losses                               (21,148)                             (18,093)
Other nonearning assets                                  69,659                               53,803
                                                    ------------                        -------------
     Total assets                                   $ 1,175,131                          $ 1,079,168
                                                    ============                        =============


Interest-bearing liabilities
Savings accounts                                       $170,813     $ 1,092        2.54%    $182,981      $1,174        2.55%
N.O.W. and money market accounts                        126,888         805        2.52      124,828         801        2.55
Time deposit accounts                                   374,617       5,228        5.54      391,078       4,936        5.02
Mortgagors' escrow deposits                               5,786          32        2.19        5,294          29        2.18
Securities sold under agreements to repurchase            4,125          55        5.29        2,262          25        4.40
Short-term FHLB advances                                161,623       2,736        6.72       76,436       1,085        5.65
Long-term FHLB borrowings                                46,472         730        6.23       30,600         471        6.12
                                                        --------------------------------     --------------------------------
     Total interest-bearing liabilities                 890,324      10,678        4.76%     813,479       8,521        4.17%
                                                               -------------------------            -------------------------

Noninterest-bearing deposits                             61,286                               47,665
Other noninterest-bearing liabilities                    17,039                               12,783
Shareholders' equity                                    206,482                              205,241
                                                   -------------                        -------------
     Total liabilities and shareholders' equity     $ 1,175,131                          $ 1,079,168
                                                   =============                        =============

Net interest income                                                $ 12,655                             $ 11,947
                                                                ============                         ============

Net interest spread                                                                3.57%                                3.75%
                                                                            =============                          ===========

Net interest margin                                                                4.52%                                4.62%
                                                                            =============                          ===========

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

                                                                     (continued)


                                                     Hudson River Bancorp, Inc.
                                                Management's Discussion and Analysis
                                                            (continued)

Table B.  (continued)

                                                                          Nine Months Ended December 31,
                                                     --------------------------------------------------------------------------
                                                                     2000                                 1999
                                                     ------------------------------------  ------------------------------------
                                                       Average                 Average       Average                 Average
(In thousands)                                         Balance     Interest  Yield/Rate      Balance    Interest   Yield/Rate
                                                     ------------------------------------  ------------------------------------
Earning assets
Federal funds sold                                     $       23   $      1       5.77%     $     257    $     11       5.70%
Loans held for sale                                           145          8       7.32             --          --         --
Securities available for sale (1)                         231,934     11,922       6.82        230,564      11,330       6.54
Securities held to maturity                                 6,025        308       6.79         15,846         788       6.62
Federal Home Loan Bank of New York stock                    9,555        513       7.13          4,179         217       6.91
Loans receivable (2)                                      848,679     55,496       8.68        669,881      43,068       8.56
                                                     ------------------------------------   ------------------------------------
     Total earning assets                              $1,096,361     68,248       8.26%     $ 920,727      55,414       8.01%
                                                                  -----------------------              ------------------------

Cash and due from banks                                    15,105                               13,495
Allowance for loan losses                                 (20,556)                             (16,394)
Other nonearning assets                                    69,321                               42,275
                                                     -------------                         ------------
     Total assets                                      $1,160,231                            $ 960,103
                                                     =============                         ============


Interest-bearing liabilities
Savings accounts                                       $  174,994   $  3,344       2.54%     $ 163,533    $  3,381       2.75%
N.O.W. and money market accounts                          127,048      2,409       2.52        112,454       2,254       2.67
Time deposit accounts                                     381,458     15,372       5.35        341,025      13,042       5.09
Mortgagors' escrow deposits                                 7,870        126       2.12          6,379         105       2.19
Securities sold under agreements to repurchase              4,133        163       5.23          1,602          51       4.24
Short-term FHLB advances                                  152,234      7,570       6.60         50,732       2,054       5.39
Long-term FHLB borrowings                                  35,037      1,624       6.15         14,344         653       6.06
                                                     ------------------------------------  ------------------------------------
     Total interest-bearing liabilities                   882,774     30,608       4.60%       690,069      21,540       4.15%
                                                                  -----------------------              ------------------------

Noninterest-bearing deposits                               55,981                               45,537
Other noninterest-bearing liabilities                      18,655                               13,612
Shareholders' equity                                      202,821                              210,885
                                                     -------------                         ------------
     Total liabilities and shareholders' equity        $1,160,231                            $ 960,103
                                                     =============                         ============

Net interest income                                                 $ 37,640                              $ 33,874
                                                                  ===========                          ============

Net interest spread                                                                3.66%                                 3.86%
                                                                             ============                          ============
Net interest margin                                                                4.56%                                 4.90%
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


                                                      Hudson River Bancorp, Inc.
                                                 Management's Discussion and Analysis
                                                             (continued)

Table C.  Volume and Rate Analysis

                                                                Three Months Ended                    Nine Months Ended
                                                                   December 31,                          December 31,
                                                       -------------------------------------  -----------------------------------
                                                                   2000 vs 1999                          2000 vs 1999
                                                       -------------------------------------  -----------------------------------
                                                          Due To      Due To        Net         Due To      Due To       Net
(In thousands)                                            Volume       Rate       Change        Volume       Rate       Change
                                                       -------------------------------------  -----------------------------------
Interest income
     Federal funds sold                                $    (11)    $     --     $    (11)    $    (10)    $     --     $    (10)
     Loans held for sale                                      8           --            8            8           --            8
     Securities available for sale                         (208)          33         (175)          68          524          592
     Securities held to maturity                           (131)           9         (122)        (501)          21         (480)
     Federal Home Loan Bank of New York stock                95            8          103          288            8          296
     Loans receivable                                     2,122          940        3,062       11,680          748       12,428
                                                       ----------------------------------     ----------------------------------
     Total interest and dividend income                   1,875          990        2,865       11,533        1,301       12,834
                                                       ----------------------------------     ----------------------------------

Interest expense
     Savings accounts                                  $    (78)    $     (4)    $    (82)    $    228     $   (265)    $    (37)
     N.O.W. and money market accounts                        13           (9)           4          281         (126)         155
     Time deposit accounts                                 (214)         506          292        1,603          727        2,330
     Mortgagors' escrow deposits                              3           --            3           24           (3)          21
     Securities sold under agreements to repurchase          24            6           30           97           15          112
     Short-term FHLB advances                             1,408          243        1,651        4,951          565        5,516
     Long-term FHLB borrowings                              249           10          259          959           12          971
                                                       ----------------------------------     ----------------------------------
     Total interest expense                               1,405          752        2,157        8,143          925        9,068
                                                       ----------------------------------     ----------------------------------

Net interest income                                    $    470     $    238     $    708     $  3,390     $    376     $  3,766
                                                       ==================================     ==================================




Note:Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.


                                                      Hudson River Bancorp, Inc.
                                                 Management's Discussion and Analysis
                                                             (continued)

Table D. Loan Portfolio Analysis

                                                      December 31,                               March 31,
                                                ------------------------  ----------------------------------------------------
(In thousands)                                            2000                      2000                      1999
                                                ------------------------  --------------------------  ------------------------
                                                  Amount          %         Amount           %          Amount           %
                                                ------------  ----------  ------------   -----------  ------------   ---------
Loans secured by real estate:
     Residential                                $ 504,764          60.5%   $ 491,811          59.7%   $ 295,466          51.1%
     Commercial                                   160,106          19.2      138,891          16.9       91,480          15.8
     Construction                                   9,145           1.1        9,144           1.1        3,401           0.6
                                                ---------     ----------   ---------     ----------   ---------     ----------
          Total loans secured by real estate    $ 674,015          80.8%   $ 639,846          77.7%   $ 390,347          67.5%
                                                ---------     ----------   ---------     ----------   ---------     ----------

Other loans:
     Manufactured housing                       $  76,754           9.2%   $  81,542           9.9%   $  90,354          15.6%
     Commercial                                    46,350           5.6       37,167           4.5       29,024           5.0
     Financed insurance premiums                   19,138           2.3       51,796           6.3       57,901          10.0
     Consumer                                      18,239           2.2       15,536           1.9       12,440           2.2
                                                ---------     ----------   ---------     ----------   ---------     ----------
          Total other loans                     $ 160,481          19.3%   $ 186,041          22.6%   $ 189,719          32.8%
                                                ---------     ----------   ---------     ----------   ---------     ----------

Unearned discount and net deferred loan
     origination fees and costs                      (936)         (0.1%)     (2,032)         (0.3)      (1,967)         (0.3)
                                                ---------     ----------   ---------     ----------   ---------     ----------
     Total loans receivable                     $ 833,560         100.0%   $ 823,855         100.0%   $ 578,099         100.0%
                                                              ==========                 ==========                 ==========
Allowance for loan losses                         (21,555)                   (19,608)                   (14,296)
                                                ---------                  ---------                  ---------
          Net loans receivable                  $ 812,005                  $ 804,247                   $563,803
                                                =========                  =========                  =========



Note: The above table does not include $40.4 million of residential real estate loans transferred to loans held for sale at December 31, 2000.


                                       Hudson River Bancorp, Inc.
                                  Management's Discussion and Analysis
                                              (continued)

Table E. Nonperforming Assets

                                                                                      March 31,
                                                              December 31,     ------------------------
(In thousands)                                                   2000            2000          1999
                                                            ----------------   ---------     ----------
Nonaccruing loans
     Residential real estate                                   $ 2,594         $ 3,199         $ 2,253
     Commercial real estate                                        811           2,536           2,669
     Commercial loans                                               --             137              --
     Manufactured housing                                        2,574           1,911           2,315
     Financed insurance premiums                                 3,103           2,453           2,549
     Consumer                                                       72              57             158
                                                               -------         -------         -------
Total nonperforming loans                                      $ 9,154         $10,293         $ 9,944
                                                               =======         =======         =======

Foreclosed and repossessed property
     Residential real estate                                   $   232         $    85         $   258
     Commercial real estate                                         --             377             474
     Repossessed property                                          763           1,179           1,776
                                                               -------         -------         -------
Total foreclosed and repossessed property                      $   995         $ 1,641         $ 2,508
                                                               =======         =======         =======

Total nonperforming assets                                     $10,149         $11,934         $12,452
                                                               =======         =======         =======
Allowance for loan losses                                      $21,555         $19,608         $14,296
                                                               =======         =======         =======

Allowance to nonperforming loans                                235.47%         190.50%         143.77%
Nonperforming assets to total assets                              0.85%           1.04%           1.41%
Nonperforming loans to total loans receivable                     1.10%           1.25%           1.72%


                                                   Hudson River Bancorp, Inc.
                                             Management's Discussion and Analysis
                                                          (continued)

Table F.  Loan Loss Experience

                                                               Three Months Ended                     Nine Months Ended
(In thousands)                                                    December 31,                           December 31,
                                                          ----------------------------          ----------------------------
                                                              2000            1999                 2000               1999
                                                          -------------   ------------          ----------         ----------
Loans receivable (end of period)                          $ 833,560          $ 773,637          $ 833,560          $ 773,637
                                                          =========          =========          =========          =========

Average loans receivable (period to date)                 $ 863,724          $ 766,196          $ 848,679          $ 669,881
                                                          =========          =========          =========          =========

Allowance for loan losses at beginning of period          $  21,045          $  17,809          $  19,608          $  14,296

Loan charge-offs:

          Residential real estate                               (55)               (28)              (197)               (98)

          Commercial real estate                               (133)                --               (643)                --

          Commercial loans                                       --               (150)                --               (150)

          Manufactured housing                                 (528)              (389)            (1,210)              (947)

          Consumer                                              (37)               (32)              (109)              (182)

          Financed insurance premiums                          (239)               (82)              (549)              (324)
                                                          ---------          ---------          ---------          ---------

                     Total charge-offs                         (992)              (681)            (2,708)            (1,701)
                                                          ---------          ---------          ---------          ---------

Loan recoveries:

          Residential real estate                                43                 13                151                 54

          Commercial real estate                                 77                  1                145                 43

          Commercial loans                                       --                  1                 10                  4

          Manufactured housing                                   15                 27                 95                 59

          Consumer                                               19                 12                 44                 30

          Financed insurance premiums                           148                 49                310                238
                                                          ---------          ---------          ---------          ---------

                     Total recoveries                           302                103                755                428
                                                          ---------          ---------          ---------          ---------

Loan charge-offs, net of recoveries                            (690)              (578)            (1,953)            (1,273)

Provision charged to operations                               1,200              1,500              3,900              4,700

Allowance acquired                                               --                 --                 --              1,008

                                                          ---------          ---------          ---------          ---------
Allowance for loan losses at end of period                $  21,555          $  18,731          $  21,555          $  18,731
                                                          =========          =========          =========          =========

Ratio of net charge-offs to average loans
          receivable (annualized)                              0.32%              0.30%              0.31%              0.25%
                                                          =========          =========          =========          =========

Provision to average loans receivable (annualized)             0.55%              0.78%              0.61%              0.93%
                                                          =========          =========          =========          =========

Allowance to loans receivable                                  2.59%              2.42%              2.59%              2.42%
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

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                           None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                           None

ITEM 5:  OTHER INFORMATION
                           None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                         Reports on Form 8-K
                           A current report on Form 8-K was filed with the SEC on October 6, 2000 to file a Termination and Settlement Agreement, dated as of September 28, 2000, between Cohoes Bancorp, Inc. and the Company terminating their proposed merger of equals agreement dated April 25, 2000. In addition, an amendment to the stock option agreement, dated April 25, 2000 was filed.

                           A current report on Form 8-K was filed with the SEC on December 1, 2000 to announce the Company's entering into a definitive agreement to acquire Cohoes Bancorp, Inc.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      HUDSON RIVER BANCORP, INC.






           2/12/01                    /s/Carl A. Florio
        -----------------             ---------------------------------------
            Date                      Carl A. Florio, Director, President and
                                      Chief Executive Officer (Principal
                                      Executive and Operating Officer)




           2/12/01                    /s/Timothy E. Blow
        -----------------             ---------------------------------------
            Date                      Timothy E. Blow, Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer)