Form 10-K
period 2001-03-31
HUDSON RIVER BANCORP INC
filed 2001-06-29
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of June 15, 2001, there were issued and outstanding 15,278,205 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market System as of June 15, 2001, was approximately $265.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-K - Annual Report to Shareholders for the fiscal year ended March 31, 2001.

     Part III of Form 10-K - Portions of Proxy Statement for 2001 Annual Meeting of Shareholders.

                                     PART I

Item 1. Description of Business
        -----------------------

                             BUSINESS OF THE COMPANY

General

     Hudson River Bancorp, Inc. (the "Company"), a Delaware corporation, was organized on March 5, 1998 at the direction of the Board of Trustees of the Hudson River Bank & Trust Company (the "Bank") (formerly Hudson City Savings Institution) for the purpose of owning all of the outstanding capital stock of the Bank upon consummation of the Bank's conversion from a mutual savings bank to a stock savings bank. The Company, as the sole stockholder of the Bank, is a savings and loan holding company regulated by the Office of Thrift Supervision ("OTS").

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

     Throughout this Annual Report on Form 10-K for the year ended March 31, 2001, references to the Company include both the Company and the Bank, unless otherwise noted. For additional information on the business of the Company, see page 11 of the Company's Annual Report to Shareholders attached hereto as
Exhibit 13 and incorporated herein by reference.

Market Area

     The  Bank's  primary   market  area  is  comprised  of  Columbia,   Albany,
Rensselaer, Saratoga and Schenectady Counties in New York and portions of Dutchess County in New York.

     The Company's primary market area consists principally of suburban and rural communities with service, wholesale/retail trade, government and manufacturing serving as the basis of the local economy. Service jobs represent the largest type of employment in the Company's primary market area, with jobs in wholesale/retail trade accounting for the second largest employment sector.

Lending Activities

     General. The Company primarily originates and retains fixed- and adjustable-rate residential mortgage loans, including home equity loans, secured by the borrower's primary residence. Generally, the term of the loans originated ranges from 15 to 30 years. The Company also originates to a lesser extent commercial real estate loans, commercial loans, manufactured housing loans, financed insurance premiums and other consumer loans. In-market loan originations are generated by the Company's marketing efforts, which include print, radio and television advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents, brokers and builders. The marketing for manufactured housing loans is conducted through Tammac Corporation with which the Company has an agreement relating to such loans. The marketing for financed insurance premiums is conducted through the Company's premium finance subsidiary. See "Consumer Lending." At March 31, 2001, the Company's total loan portfolio totaled approximately $881.4 million.

     The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the Federal government, including the Federal Reserve Board ("FRB"), and tax policies. For a description of the Company's lending portfolio, see page 18 of the Company's 2001 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

     The following table illustrates the contractual maturity of the Company's construction, commercial real estate, and commercial loans at March 31, 2001. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not include the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                   Commercial
                                              Construction        Real Estate      Commercial
              (In thousands)                      Loans              Loans           Loans            Total
                                            -------------------------------------------------------------------
               Amounts  due:
               1 year or less .........           $  115            $ 13,297         $36,001         $ 49,413

               After 1 year:
                 1 to 5 years .........               --              53,613          17,994           71,607
                 Over 5 years .........            9,191             100,434           6,316          115,941
                                                  ------            --------         -------         --------
               Total due after one year            9,191             154,047          24,310          187,548
                                                  ------            --------         -------         --------
               Total amount due .......           $9,306            $167,344         $60,311         $236,961
                                                  ======            ========         =======         ========


     The following table sets forth the dollar amounts in the respective loan category at March 31, 2001 that are contractually due after March 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.


                                                  Due after March 31, 2002
                                               -------------------------------
(In thousands)                                 Fixed      Adjustable     Total
                                               -----      ----------     -----

Construction loans .......................    $ 8,417      $   774      $  9,191
Commercial real estate loans .............     73,280       80,767       154,047
Commercial loans .........................      6,840       17,470        24,310
                                              -------      -------      --------
    Total ................................    $88,537      $99,011      $187,548
                                              =======      =======      ========



Residential Real Estate Lending

     The Company's residential real estate loans consist of primarily one-to-four family, owner-occupied mortgage loans, including home equity loans. At March 31, 2001, $515.6 million, or 58.4% of the Company's total loans consisted of residential mortgage loans and home equity loans. The Company does not originate fixed-rate loans for terms longer than 30 years. The Company's residential real estate loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.

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

     The Company currently offers adjustable-rate residential mortgage ("ARM") loans with initial fixed rate periods from one to ten years. Subsequent to the initial fixed period the interest rate adjusts annually based on the change in the relevant United States Treasury index. These loans generally provide for up to a 2.0% periodic cap and a lifetime cap of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Company's cost of funds. Borrowers of one-year residential ARM loans are generally qualified at a rate of 2.0% above the initial interest rate. The Company offers ARM loans that are convertible into fixed-rate loans with interest rates based upon the then current market rates. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. However, as of March 31, 2001, the Company had not experienced higher default rates on these loans relative to its other loans.

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

     The Company's home equity loans and lines of credit are secured by a lien on the borrower's residence and generally do not exceed $250,000. The Company uses the same underwriting standards for home equity loans as it uses for residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit either float, at a stated margin, with the prime rate or have fixed interest rates. Home equity lines of credit require interest and principal payments on the outstanding balance for the term of the loan. The terms of the Company's home equity lines of credit are generally five years to ten years, with a payback period ranging from five to twenty years.

Commercial Real Estate Lending

     The Company engages in commercial real estate lending secured primarily by apartment buildings, office buildings, motels, nursing homes and strip shopping centers located in the Company's primary market area. At March 31, 2001, the Company had $167.3 million of commercial real estate loans, representing 19.0% of the Company's total loan portfolio.

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

     Manufactured housing loans represent the largest component of the Company's consumer loan portfolio. At March 31, 2001, the Company's portfolio of manufactured housing loans totaled $75.3 million, or 8.6% of its total loan portfolio. The Company's manufactured housing loans are typically originated at a higher rate than residential first mortgage loans, and generally have terms of up to 20 years. Historically, the Company's manufactured housing loans have been made with both fixed and adjustable rates of interest. Currently, however, the Company originates only fixed-rate manufactured housing loans. The Company's adjustable-rate manufactured housing loans typically have an interest rate of 4.0% above the one year United States Treasury index, adjusted annually, with a 2.0% maximum annual adjustment and a 16.0% interest rate cap. The initial interest rate represents the floor. Because the loan may be based on the cost of the manufactured housing as well as improvements and because manufactured housing may decline in value due to wear and tear following their initial sale, the value of the collateral securing a manufactured housing loan may be less than the loan balance. At the time of origination, inspections are made to substantiate current market values on all manufactured homes. The Company has purposely allowed the manufactured housing loan portfolio to decrease from its prior year balances.

     Financed Insurance Premiums. The second largest component of the Company's consumer loan portfolio is financed insurance premiums. The Company conducts such lending through a general partnership known as Premium Payment Plan ("PPP") in which Hudson City Associates, Inc., a wholly owned subsidiary of the Bank, holds a 65% ownership interest. The remaining 35% interest is held by F.G.O. Corporation, which is responsible for the marketing of PPP's business. Hudson City Associates receives 65% of any profits but absorbs 100% of any losses of PPP. No profit distributions are made to F.G.O. Corporation until any past losses have been recouped. PPP is currently licensed to provide insurance premium financing in twenty-eight states, but does business primarily in New York, New Jersey and Pennsylvania. Management estimates that approximately 23.1% of premiums financed are for non-standard and sub-standard (assigned risk) personal automobile insurance and the remaining 76.9% are for various commercial lines of insurance. Interest rates charged on these loans are substantially higher than those charged on other types of loans. Terms on these loans are primarily for nine months.

     The Company has experienced a relatively high level of delinquencies in its financed insurance premium portfolio resulting in higher charge-offs. The Company may continue to experience a high level of delinquencies and charge-offs in this class of loans due to the nature of this type of lending. The underwriting of these loans is generally not based upon the credit risk of the borrower. In the typical case, funds are advanced to the insurance company for the full amount of the premium upon receipt of a down payment from the insured. If the insured defaults on the loan, the

Company sustains a loss to the extent the premium has been earned by (and is therefore unrecoverable from) the insurance company. The Company's most significant exposure to loss occurs when the initial insurance premium quoted by an insurance broker, and used as the basis for the loan and the related down payment, is increased by the underwriting insurance company subsequent to making the loan. In these instances, if the borrower decides not to pay the increased premium amount, the Company is left with an insufficient down payment, relative to the increased premium, and little or no collateral in the way of insurance premiums refundable by the insurance company. Accordingly, writing financed insurance premiums through insurance brokers who accurately quote the initial insurance premium is critical to this type of lending. At March 31, 2001, the Company had $38.2 million of financed insurance premiums through PPP, representing 4.3% of the Company's total loan portfolio.

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

Commercial Lending

     At March 31, 2001, commercial loans comprised $60.3 million, or 6.9% of the Company's total loan portfolio. Most of the Company's commercial loans have been extended to finance local businesses and include primarily short-term loans to finance machinery and equipment purchases, inventory, and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs, as well as mortgage warehouse lines of credit.

     The terms of loans extended on machinery and equipment are based on the projected useful life of such machinery and equipment, generally not to exceed seven years. Lines of credit are available to borrowers provided that the outstanding balance is paid in full (i.e., the credit line has a zero balance) for at least 30 days every year. All lines of credit are reviewed on an annual basis. In the event the borrower does not meet this 30-day requirement, the line of credit may be terminated and the outstanding balance may be converted into a fixed term loan. The Company has standby letters of credit outstanding which are offered at competitive rates and terms and are generally on a secured basis.

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

     The Company maintains a $20.0 million warehouse line of credit with Homestead Funding Corp. ("Homestead"), a mortgage company located in the Capital District area of New York. Homestead primarily originates residential real estate loans in the Company's market area. The line of credit is secured by assignments of the underlying mortgages. At March 31, 2001, the Company had $8.0 million outstanding under this warehouse line of credit which is included in commercial loans. The Company also has an equity investment in Homestead as a strategic initiative. The line of credit to Homestead was made in the ordinary course of business at the Company's normal credit terms, including interest rate and collateralization.

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

     Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure or repossession are classified as Other Real Estate Owned ("OREO") and Repossessed Property until sold. When property is classified as OREO and Repossessed Property, it is recorded at the lower of the recorded investment in the loan or fair value (net of disposition costs) at that date and any writedown resulting therefrom is charged to the allowance for loan losses. Subsequent writedowns are charged to operating expenses. Net expenses from OREO and repossessed properties are expensed as incurred. See the "Nonperforming Assets" table on page 21 of the Company's 2001 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

     Other Loans of Concern. As of March 31, 2001, there were $7.1 million of other loans not included in the category of nonperforming loans where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

     Allowance for Loan Losses. At March 31, 2001, the Company had a total allowance for loan losses of $22.3 million, representing 2.53% of total loans and 259.96% of total nonperforming loans. See the "Loan Loss Experience" table on page 22 of the Company's 2001 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

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

                                                                           At March 31,
                                     ---------------------------------------------------------------------
                                              2001                   2000                    1999
                                     ---------------------------------------------------------------------
                                                  Percent                Percent                 Percent
(Dollars in thousands)                            Of Loans               Of Loans                Of Loans
                                     Allowance    In Each    Allowance   In Each    Allowance    In Each
                                      For Loan    Category   For Loan    Category    For Loan    Category
                                       Losses     To Total    Losses     To Total     Losses     To Total
                                                   Loans                  Loans                   Loans
                                     ---------    --------   ---------   --------   ---------    --------
Allocation of allowance for
  loan losses:
 Residential real estate (1)        $ 5,937        59.5%     $ 5,015      60.8%      $ 2,989      51.7%
 Commercial real estate               5,435        19.0        4,154      16.9         2,782      15.8
 Manufactured housing loans           4,647         8.6        3,281       9.9         3,147      15.6
 Commercial loans                     1,707         6.9          811       4.5           871       5.0
 Financed insurance premiums          1,733         4.3        2,263       6.3         2,332      10.0
 Consumer loans                         590         2.0          354       1.9           346       2.2
 Unearned discount and net
  deferred loan origination
  fees and costs                         --        (0.3)          --      (0.3)           --      (0.3)
 Unallocated                          2,276          --        3,730        --         1,829        --
                                    -------       -----      -------     -----       -------     -----
       Total                        $22,325       100.0%     $19,608     100.0%      $14,296     100.0%
                                    =======       =====      =======     =====       =======     =====


                                          At March 31,
                                    ------------------------------------------------
                                              1998                    1997
                                    ------------------------------------------------
                                                  Percent                 Percent
(Dollars in thousands)                            Of Loans                Of Loans
                                      Allowance   In Each    Allowance    In Each
                                      For Loan    Category    For Loan    Category
                                       Losses     To Total     Losses     To Total
                                                   Loans                   Loans
                                      --------    --------   ---------    --------
Allocation of allowance for
  loan losses:
 Residential real estate (1)           $1,457      54.1%      $  998        56.2%
 Commercial real estate                 1,756      15.1          758        13.7
 Manufactured housing loans             2,550      19.2        1,040        18.8
 Commercial loans                         517       3.7        1,833         4.0
 Financed insurance premiums            1,027       5.5        1,127         4.8
 Consumer loans                           225       2.3           52         2.3
 Unearned discount and net
  deferred loan origination
  fees and costs                           --       0.1           --         0.2
 Unallocated                              695        --           64          --
                                       ------     -----       ------       -----
       Total                           $8,227     100.0%      $5,872       100.0%
                                       ======     =====       ======       =====




-------------
(1)  Includes home equity and construction loans.

Investment Activities

     The Company is authorized to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, the Company may also invest its assets in investment grade commercial paper, mortgage-backed securities, collateralized mortgage obligations (CMO's), corporate debt securities and mutual funds whose assets conform to the investments that the Company is otherwise authorized to make directly. As of March 31, 2001, the Company did not hold any securities to one issuer which exceeded 10% of equity, excluding securities issued by U.S. Government agencies.

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

     Management determines the appropriate classification of securities at the time of purchase. See Note 3 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

     The following table sets forth information regarding the scheduled maturities, amortized cost, and weighted-average yields for the Company's securities portfolios at March 31, 2001 by contractual maturity. The table does not take into consideration the effects of scheduled repayments or possible prepayments.


                                        --------------------------------------------------------------------------------------------
                                          Less than 1 year           1 to 5 years          5 to 10 years           Over 10 years
                                        --------------------------------------------------------------------------------------------
 (Dollars in thousands)                             Weighted                  Weighted             Weighted                Weighted
                                        Amortized   Average     Amortized     Average   Amortized  Average     Amortized   Average
                                          Cost       Yield        Cost         Yield      Cost      Yield         Cost       Yield
                                        ---------   --------    ---------     --------  ---------  --------    ---------   --------
Securities Available for Sale:
  U.S. Government and
    Agency securities ..................   $   --     --%       $ 8,692         6.68%     $6,663     6.58%      $ 22,033     7.03%
  Corporate debt securities ............    4,996   6.21         19,882         6.92          --       --         35,842     7.43
  Tax-exempt securities ................       --     --             --           --          49     7.51         15,236     4.92
  Collateralized mortgage obligations ..       --     --             --           --          --       --         74,314     6.55
  Mortgage-backed securities ...........       --     --             54         7.37         912     7.98         23,658     6.67
  Equity securities ....................       --     --             --           --          --       --            560     2.27
  Other securities .....................      586   4.98            100         5.60          --       --             --       --
                                           ------   ----        -------         ----      ------     ----       --------     ----
    Total Securities
      Available for Sale ...............   $5,582   6.08%       $28,728         6.84%     $7,624     6.75%      $171,643     6.65%
                                           ======   ====        =======         ====      ======     ====       ========     ====

Securities Held to Maturity:
  Corporate debt securities ............   $1,000   7.11%       $   995         6.57%     $   --       --%      $     --       --%
  Tax-exempt securities ................       --     --             10         9.30          --       --             --       --
  Collateralized mortgage obligations ..       --     --             --           --          --       --            376     6.61
  Mortgage-backed securities ...........       58   6.00            834         7.08         197     7.98            132     9.42
                                           ------   ----        -------         ----      ------     ----       --------     ----
    Total Securities Held
      to Maturity ......................   $1,058   7.05%       $ 1,839         6.82%     $  197     7.98%      $    508     7.34%
                                           ======   ====        =======         ====      ======     ====       ========     ====


                                        -----------------------------------
                                                   Total Securities
                                        -----------------------------------
 (Dollars in thousands)                                Weighted
                                           Amortized   Average      Fair
                                             Cost       Yield       Value
                                           ---------   --------     -----
Securities Available for Sale:
  U.S. Government and
    Agency securities ...............      $ 37,387      6.87%    $ 37,468
  Corporate debt securities .........        60,720      7.16       59,969
  Tax-exempt securities .............        15,285      4.93       15,280
  Collateralized mortgage obligations        74,314      6.55       74,876
  Mortgage-backed securities ........        24,624      6.72       24,879
  Equity securities .................           561      2.27          728
  Other securities ..................           686      5.07          686
                                           --------      ----     --------
    Total Securities
      Available for Sale ............      $213,577      6.67%    $213,886
                                           ========      ====     ========


Securities Held to Maturity:
  Corporate debt securities .........      $  1,995      6.84%    $  2,017
  Tax-exempt securities .............            10      9.30           10
  Collateralized mortgage obligations           377      6.61          376
  Mortgage-backed securities ........         1,220      7.42        1,256
                                           --------      ----     --------
    Total Securities Held
      to Maturity ...................      $  3,602      7.02%    $  3,659
                                           ========      ====     ========

Sources of Funds

     General. The Company's primary sources of funds are deposits, amortization and prepayment of loan principal, maturities, prepayments and calls of securities, short-term investments, and funds provided from operations and borrowings.

     Deposits. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits consist of passbook and statement savings accounts, money market and N.O.W accounts, and time deposits generally ranging in terms from three months to five years. The Company only solicits deposits from its primary market area and does not have brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. At March 31, 2001, the Company's deposits totaled $750.2 million, of which $687.6 million were interest-bearing deposits.

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

     The following table indicates, as of March 31, 2001, the amount of the Company's time deposits of $100,000 or more by time remaining until maturity.

                                                                           Maturity
                                             ----------------------------------------------------------------------
                                               3 Months       3 to 6      6 to 12         Over
   (In thousands)                               or Less       Months       Months       12 Months       Total
                                                -------       ------       ------       ---------       -----
   Time deposits of $100,000 or more........    $ 11,945      $9,182      $ 16,487       $ 17,461     $ 55,075

     Borrowings. Although deposits are the Company's primary source of funds, the Company's practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.

     The Company's borrowings historically have consisted principally of short-term advances and long-term borrowings from the FHLB of New York. Such advances and borrowings can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Company currently maintains available lines of credit and is currently authorized to borrow up to $100.0 million on lines of credit with the FHLB of New York. At March 31, 2001, the Company had outstanding $194.9 million in short-term advances and long-term borrowings from the FHLB of New York. See Note 7 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders incorporated herein by reference as Exhibit
13. The Company may increase its borrowings in order to fund the acquisition of additional securities or other assets in the future or as part of merger and acquisition activities.

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

     SSLA Services Corp. SSLA Services Corp. ("SSLA") became a wholly-owned subsidiary of Hudson River Bank & Trust Company in September 1999 as a result of the acquisition of SFS Bancorp, Inc., parent company of Schenectady Federal Savings Bank. Since its acquisition, SSLA has conducted no business.

     C. W. Bostwick, Inc. C. W. Bostwick, Inc. ("Bostwick") is a full-service insurance agency which provides more than 25 major carriers of personal, group and commercial insurance who offer insurance for life, home, property, personal liability, long-term care, disability and annuities for retirement to our customer base. The Company made an equity investment in Bostwick in September 1999. In January 2001, the Company exercised its option to acquire additional equity in Bostwick, and consequently, the Company became the majority shareholder of Bostwick and Bostwick became a subsidiary of the Company.

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

Employees

     At March 31, 2001, the Company had 260 full-time employees and 40 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

                                   REGULATION

     Set forth below is a brief description of the laws and regulations applicable to the Company and the Bank. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Legislation is introduced from to time in the United States Congress that may affect the operations of the Company and the Bank. In addition, the regulations by which the Company and the Bank are governed may be amended from time to time. Any such legislator or regulatory changes could adversely affect the Bank or the Company. No assurance can be made as to whether or in what form any such changes will occur.

The Company

     General. The Company is subject to regulation as a savings and loan holding company under the Home Owners Loan Act, as amended ("HOLA"), instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956 because the Bank has made an election under Section 10(L) of HOLA to be treated as a "savings bank" for purposes of Section 10(e) of HOLA. As a result, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the New York State Banking Board (the "NYBB" or the "Board") and the Securities and Exchange Commission ("SEC"). As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

     Activities Restrictions. The Bank is presently the sole savings and loan subsidiary of the Company. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings institution. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings institution, he or she may impose such restrictions as are deemed necessary to address such risk, including limiting (i) payment of dividends by the savings institution; (ii) transactions between the savings institution and its affiliates; and (iii) any activities of the savings institution that might create a serious risk that the liabilities of the Company and its affiliates may be imposed on the savings institution. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings institution subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings institution requalifies as a QTL within one year thereafter, shall register as, and become subject to the restrictions applicable to, a bank holding company.

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

     The QTL test set forth in the HOLA requires that qualified thrift investments ("QTLs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At March 31, 2001, the Bank's assets invested in QTLs were in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

     In  addition,  Sections  22(g)  and (h) of the  Federal  Reserve  Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22 (h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 2001, the Company was in compliance with the above restrictions.

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


The Bank

     General. The Bank is subject to extensive regulation and examination by the New York State Banking Department ("NYSBD"), as its chartering authority, and by the Federal Deposit Insurance Corporation ("FDIC"), as the insurer of its deposits and is subject to certain requirements established by the OTS as a result of the Company's savings and loan holding company status. The federal and state laws and regulations which are applicable to banks and their holding companies regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSBD and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSBD, the FDIC or as a result of the enactment of legislation, could have a material adverse impact on the Company, the Bank and their operations.

     Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members ("non-members") of the Federal Reserve System. See Note 8 of the Notes to Consolidated Financial Statements included in the Company's 2001 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

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

     New York-chartered savings bank may also invest in subsidiaries under their service corporation investment power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities which may be authorized by the New York Banking Board ("NYBB"). Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank's loans to its service corporations, may not exceed 10% of the savings bank's assets.

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

     Under the New York State Banking Law, the Department may issue an order to a New York-chartered banking institution to appear and explain an apparent violation of law, to discontinue unauthorized or unsafe practices and to keep prescribed books and accounts. Upon a finding by the Department that any director or officer of any banking organization has violated any law, or has continued unauthorized or unsafe practices in conducting the business of the banking organization after having been notified by the Department to discontinue such practices, such director, or officer may be removed from office by the Department after notice and an opportunity to be heard. The Bank does not know of any past or current practice, condition or violation that might lead to any proceeding by the Department against the Bank or any of its directors or officers. The Department also may take possession of a banking organization under specified statutory criteria.

     Prompt  Corrective  Action.  Section 38 of the FDIA  provides  the  federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well-capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of

"well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well-capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

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

     At March 31, 2001, the Bank had capital levels which qualified it as a "well-capitalized" institution.

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

     The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA"), which are similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the NYSBD. The NYCRA requires the NYSBD to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the NYSBD to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions, including mergers, asset purchases and the establishment of branch offices or automated teller machines, and provides that such assessment may serve as a basis for the denial of any such application. The Bank's latest NYCRA rating received from the NYSBD was "satisfactory."

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

     Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $194.9 million of FHLB short-term advances and long-term borrowings at March 31, 2001.

     As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At March 31, 2001, the Bank had approximately $12.1 million in FHLB stock, which resulted in its compliance with this requirement.

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

     Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts, including N.O.W. and Super N.O.W. accounts) and non-personal time deposits. As of March 31, 2001, the Company was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

     Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending March 31 for filing its consolidated federal income tax returns. For further information about the Federal income tax consequences for the Company, see Note 12 of the Notes to Consolidated Financial Statements within the Company's 2001 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

State and Local Taxation

     New York State Taxation. The Company and the Bank report income on a combined basis utilizing the Company's fiscal year. New York State Franchise Tax on banking corporations is currently imposed in an amount equal to the greater of (a) 9% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications.

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


                Name         Age        Position Held with the Bank
     --------------------- ------- ------------------------------------------

     Carl A. Florio           52        President & Chief Executive Officer

     Timothy E. Blow          34        Chief Financial Officer

     Sidney D. Richter        61        Executive Vice President

     James F. Mackerer        52        Senior Vice President

     Carol J. Dube            46        Senior Vice President


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

     Sidney D. Richter. Appointed to Executive Vice President in 2000, Mr. Richter served as the Company's Senior Vice President of Lending from 1993-2000. From 1990 to 1993, Mr. Richter served as the Bank's Vice President for Commercial Lending. Mr. Richter also serves as a director of each of the Bank's wholly owned subsidiaries.

     James F. Mackerer. Mr. Mackerer became Senior Vice President of Retail Sales, Marketing and Facilities of the Company in February 2001. Prior to his appointment to Senior Vice President, Mr. Mackerer was Vice President of Commercial Lending and has been with the Company since 1993.

     Carol J. Dube. Ms. Dube became Senior Vice President of Operations of the Company in January 2000. From 1994 to 1999, Ms. Dube served as the Bank's Vice President of Information Technology. Prior to her employment with the Bank, Ms. Dube was employed by Fleet Bank as an officer in the information technology area.

Item 2. Properties
        ----------

     The Company conducts its business at its main office and seventeen other banking offices. The net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2001 was $19.1 million. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Bank, subject to possible future expansion.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     None.

                                     PART II

Item 5. Market for Registrant's Common Equity and
        Related Shareholder Matters
        -----------------------------------------

     Inside back cover of the attached 2001 Annual Report to Shareholders is herein incorporated by reference and attached hereto as Exhibit 13.

Item 6. Selected Financial Data
        -----------------------

     Page 13 of the attached 2001 Annual Report to Shareholders is herein incorporated by reference and attached hereto as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations
        -------------------------------------------------

     Pages 14 through 27 of the attached 2001 Annual Report to Shareholders are herein incorporated by reference and attached hereto as Exhibit 13.

Item 7a. Quantitative and Qualitative Disclosures
         About Market Risk
         ----------------------------------------

     Pages 23 through 24 of the attached 2001 Annual Report to Shareholders are herein incorporated by reference and attached hereto as Exhibit 13.

Item 8. Financial Statements and Supplementary Data
        -------------------------------------------

     The following information appearing in the Company's Annual Report to Shareholders for the year ended March 31, 2001, is incorporated by reference in this Annual Report on Form 10-K and attached hereto as Exhibit 13.

                                                                                                                Pages in
                                                                                                                 Annual
                                                                                                                 Report
                                                                                                                 ------
Independent Auditors' Report................................................................................       28
Consolidated Balance Sheets as of March 31, 2001 and 2000...................................................       29
Consolidated Income Statements for the Years Ended March 31, 2001,  2000 and 1999...........................       30
Consolidated Statements of Changes in Shareholders' Equity for Years Ended March 31, 2001, 2000 and 1999           31
Consolidated Statements of Cash Flows for Years Ended March 31, 2001, 2000 and 1999.........................       32
Notes to Consolidated Financial Statements..................................................................    33 to 52

     With the exception of the aforementioned information, the Company's Annual Report to Shareholders for the year ended March 31, 2001, is not deemed filed as part of this Annual Report on Form 10-K.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
         ------------------------------------------------

         None.

                                    PART III

Item 10.  Directors, Executive Officers, Promoters and
          Control Persons; Compliance with Section 16(a)
          of the Exchange Act
          ---------------------------------------------

         Directors

     Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11.  Executive Compensation
          ----------------------

     Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Security Ownership of Certain Beneficial
          Owners and Management
          ----------------------------------------

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2001, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

         (a)  Exhibits

               -------------------------------------------------------------- --------------------------
    Regulation                                                                           Reference to
       S-K                                                                              Prior Filing or
     Exhibit                                                                            Exhibit Number
      Number                                  Document                                  Attached Hereto
    ----------                                --------                                  ---------------
       3(i)         Certificate of Incorporation                                               *
      3(ii)         Bylaws                                                                    ****
        4           Instruments defining the rights of security holders,                       *
                    including debentures
        10          Material Contracts
                        Employment Agreement between Hudson River Bank &                       *
                           Trust Company and certain executive officers
                        Employment Agreement between Hudson River Bancorp.,                    *
                           Inc. and certain executive officers
                        Change-In-Control Severance Agreement with certain                     *
                           officers of Hudson River Bank & Trust Company
                        Hudson River Bank & Trust Company Employee                             *
                            Severance Compensation Plan
                        Employee Stock Ownership Plan                                          *
                        Form of Hudson City Savings Institution 401(k)                         **
                           Savings Plan
                        Benefit Restoration Plan                                               **
                        1998 Stock Option and Incentive Plan                                  ***
                        1998 Recognition and Retention Plan                                   ***
        13          Annual Report to Shareholders                                             13
        21          Subsidiaries of Registrant                                                21
        23          Consent of Independent Auditors                                           23

----------------
* Filed as exhibits to the Company's Form S-1 registration statement filed on March 9, 1998 (File No. 333-47605) under the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

** Filed as exhibits to the Company's Pre-effective Amendment No. One to Form S-1 filed on May 1, 1998 (File No. 333-47605) under the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

*** Filed as exhibits to the Company's Proxy Statement filed on November 13, 1998 in connection with the Company's Special Meeting for Shareholders and hereby incorporated by reference.

**** Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 under the Securities and Exchange Act of 1934, filed with the SEC on June 28, 1999, and incorporated herein by reference in accordance with Item 601 of Regulation S-K. Amendments to the Company's bylaws were filed as exhibits to the Company's current report filed on Form 10-K on May 14, 2001, and incorporated herein by reference.

         (b)  Financial Statement Schedules

     All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.

          (c)  Reports on Form 8-K

     A current report on Form 8-K was filed with the SEC on May 11, 2001 regarding the acquisition of Cohoes Bancorp, Inc.

     A current report on Form 8-K was filed with the SEC on May 14, 2001 regarding an amendment to the Company's bylaws.

     A current report on Form 8-K was filed with the SEC on May 17, 2001 to announce the appointment of M. Bruce Cohen to the Company's Board of Directors.

     A current report on Form 8-K was filed with the SEC on May 30, 2001 announcing the date of the Company's annual meeting.

                                   SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    HUDSON RIVER BANCORP, INC.

                    By:
                         ------------------------------------------------------
                         Carl A. Florio, President and Chief Executive Officer (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


-------------------------------------    ---------------------------------------
Carl A. Florio, Director, President      Earl Schram, Jr., Chairman of the Board
and Chief Executive Officer
(Principal  Executive and Operating
Officer)
                                         Date: June 29, 2001
Date: June 29, 2001                            ---------------------------------
      -------------------------------

-------------------------------------    ---------------------------------------
Stanley Bardwell, M.D., Director         Joseph W. Phelan, Director

Date: June 29, 2001                      Date: June 29, 2001
      -------------------------------          ---------------------------------

-------------------------------------    ---------------------------------------
William E. Collins, Director             William H. Jones, Director

Date: June 29, 2001                      Date: June 29, 2001
      -------------------------------          ---------------------------------

-------------------------------------    ---------------------------------------
Joseph H. Giaquinto, Director            M. Bruce Cohen, Director

Date: June 29, 2001                      Date: June 29, 2001
      -------------------------------          ---------------------------------

-------------------------------------    ---------------------------------------
Marilyn A. Herrington, Director          Timothy E. Blow, Chief Financial
                                         Officer  (Principal Financial and
                                         Accounting Officer)

Date: June 29, 2001                      Date: June 29, 2001
      -------------------------------          ---------------------------------

-------------------------------------
Harry L. Robinson, Director

Date: June 29, 2001
      -------------------------------