Form 10-Q
period 2001-06-30
HUDSON RIVER BANCORP INC
filed 2001-08-14
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

     As of August 6, 2001 there were issued and outstanding 15,225,568 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX


PART I. FINANCIAL INFORMATION

           ITEM 1. Financial Statements (unaudited)

                      Consolidated Balance Sheets at June 30, 2001
                      and March 31, 2001

                      Consolidated Income Statements for the three months ended June 30, 2001 and 2000

                      Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2000

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

           ITEM 3. Defaults Upon Senior Securities

           ITEM 4. Submission of Matters to a Vote of Security Holders

           ITEM 5. Other Information

           ITEM 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

Item 1. Financial Statements

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                              June 30,            March 31,
(In thousands, except share and per share data)                                                 2001                2001
                                                                                            -----------         -----------
Assets
Cash and due from banks                                                                     $    40,066         $    23,938
Federal funds sold                                                                               46,800              14,700
                                                                                            -----------         -----------
Cash and cash equivalents                                                                        86,866              38,638
                                                                                            -----------         -----------

Loans held for sale                                                                                  --              15,108
Securities available for sale, at fair value                                                    186,930             213,886
Securities held to maturity (fair value of $0 and $3,659)                                            --               3,602
Federal Home Loan Bank of New York (FHLB) stock, at cost                                         18,006              12,070

Loans                                                                                         1,511,562             881,412
Allowance for loan losses                                                                       (29,151)            (22,325)
                                                                                            -----------         -----------
     Net loans                                                                                1,482,411             859,087
                                                                                            -----------         -----------

Accrued interest receivable                                                                      10,156               6,614
Premises and equipment, net                                                                      25,429              19,125
Other real estate owned (OREO) and repossessed property                                           1,034                 776
Goodwill and other intangibles, net                                                              41,649              11,346
Other assets                                                                                     33,885              28,721
                                                                                            -----------         -----------
     Total assets                                                                           $ 1,886,366         $ 1,208,973
                                                                                            ===========         ===========

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
     Savings                                                                                    332,435             173,301
     N.O.W. and money market                                                                    191,072             132,697
     Time deposits                                                                              625,893             381,635
     Noninterest-bearing                                                                        127,494              62,519
                                                                                            -----------         -----------
          Total deposits                                                                      1,276,894             750,152
                                                                                            -----------         -----------

  Securities sold under agreements to repurchase                                                 25,851              10,201
  Short-term FHLB advances                                                                       40,000              82,000
                                                                                            -----------         -----------
          Total short-term borrowings                                                            65,851              92,201
                                                                                            -----------         -----------

  Long-term FHLB borrowings                                                                     279,703             112,900
  Mortgagors' escrow deposits                                                                    14,825               5,889
  Other liabilities                                                                              29,202              31,698
                                                                                            -----------         -----------
          Total liabilities                                                                   1,666,475             992,840
                                                                                            -----------         -----------

Shareholders' Equity:
  Preferred stock, $.01 par value, Authorized 5,000,000 shares                                       --                  --
  Common stock, $.01 par value, Authorized 40,000,000 shares;
          Issued 17,853,750 shares                                                                  179                 179
  Additional paid-in capital                                                                    174,732             174,732
  Unallocated common stock held by ESOP                                                         (14,037)            (14,037)
  Unvested restricted stock awards                                                               (5,093)             (5,447)
  Treasury stock, at cost (2,595,822 shares at June 30, 2001 and 2,575,545 at
      March 31, 2001)                                                                           (27,797)            (27,591)
  Retained earnings, substantially restricted                                                    91,758              88,112
  Accumulated other comprehensive income                                                            149                 185
                                                                                            -----------         -----------
          Total shareholders' equity                                                            219,891             216,133
                                                                                            -----------         -----------
          Total liabilities and shareholders' equity                                        $ 1,886,366         $ 1,208,973
                                                                                            ===========         ===========

See accompanying notes to unaudited consolidated interim financial statements

                           Hudson River Bancorp, Inc.
                         Consolidated Income Statements
                                   (unaudited)

                                                                   For the Three
                                                                Months Ended June 30,
                                                               ----------------------
(In thousands, except per share data)                            2001           2000
                                                               -------        -------
Interest income:
     Loans, including fees                                     $28,425        $17,847
     Securities available for sale                               3,324          4,008
     Securities held to maturity                                    --            141
     Federal funds sold                                            116              1
     Loans held for sale                                            89             --
     Federal Home Loan Bank of New York stock                      267            145
                                                               -------        -------
           Total interest income                                32,221         22,142
                                                               -------        -------

Interest expense:
     Deposits                                                   10,258          6,967
     Securities sold under agreements to repurchase                177             52
     Short-term FHLB advances                                      578          2,192
     Long-term FHLB borrowings                                   2,688            462
                                                               -------        -------
           Total interest expense                               13,701          9,673
                                                               -------        -------
           Net interest income                                  18,520         12,469
Provision for loan losses                                        1,400          1,425
                                                               -------        -------
           Net interest income after
               provision for loan losses                        17,120         11,044
                                                               -------        -------

Other operating income:
     Service charges on deposit accounts                         1,007            443
     Loan servicing income                                          41             33
     Net securities transactions                                    30             --
     Net gain on sales of loans held for sale                      114             --
     Other income                                                1,405            218
                                                               -------        -------
           Total other operating income                          2,597            694
                                                               -------        -------

Other operating expenses:
     Compensation and benefits                                   5,284          3,448
     Occupancy                                                     910            503
     Equipment                                                   1,111            829
     OREO and repossessed property                                  11            272
     Advertising                                                   390            368
     Legal and other professional fees                             271            370
     Postage and item transportation                               321            189
     Goodwill and other intangibles amortization                   731            281
     Other expenses                                              2,639          1,320
                                                               -------        -------
           Total other operating expenses                       11,668          7,580
                                                               -------        -------

Income before tax expense                                        8,049          4,158
Tax expense                                                      3,345          1,515
                                                               -------        -------
           Net income                                          $ 4,704        $ 2,643
                                                               =======        =======

Basic earnings per share                                       $  0.34        $  0.19
                                                               =======        =======
Diluted earnings per share                                     $  0.33        $  0.19
                                                               =======        =======

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                           For the Three Months Ended
                                                                                                    June 30,
                                                                                             -----------------------
    (In thousands)                                                                             2001           2000
                                                                                             ---------     ---------
    Cash flows from operating activities:
     Net income                                                                              $   4,704     $   2,643
      Adjustments to reconcile net income to net cash
        used in operating activities:
        Depreciation                                                                               925           560
        Goodwill and other intangibles amortization                                                731           281
        Provision for loan losses                                                                1,400         1,425
        Amortization of restricted stock awards                                                    186           191
        Net securities transactions                                                                (30)           --
        Net gain on sales of loans held for sale                                                  (114)           --
        Proceeds from sales of loans held for sale                                              15,222            --
        Adjustments of OREO and repossessed property to fair value                                 186           208
        Net gain on sales of OREO and repossessed property                                        (480)         (347)
        Net loss on disposal of premises and equipment                                              18           103
        Net increase in accrued interest receivable                                                (98)         (155)
        Net decrease in other assets                                                             1,744         1,390
        Net decrease in other liabilities                                                      (12,692)      (24,182)
                                                                                             ---------     ---------
          Net cash used in operating activities                                                 11,702       (17,883)
                                                                                             ---------     ---------

    Cash flows from investing activities:
      Net cash used in acquisition activity                                                   (131,510)           --
      Proceeds from sales of securities available for sale                                      56,934            --
      Proceeds from maturities, calls and paydowns of securities available for sale             12,775         4,764
      Proceeds from maturities, calls and paydowns of securities held to maturity                   --         6,124
      Purchase of FHLB stock                                                                        --        (1,777)
      Net loans made to customers                                                               (4,676)      (20,788)
      Proceeds from sales of and payments received on OREO
        and repossessed property                                                                 1,346         1,576
      Proceeds from sale of premises and equipment                                                 250            --
      Purchases of premises and equipment                                                         (803)         (915)
                                                                                             ---------     ---------
          Net cash used in investing activities                                                (65,684)      (11,016)
                                                                                             ---------     ---------

    Cash flows from financing activities:
      Net increase (decrease) in deposits                                                       24,640        (3,531)
      Net (decrease) increase in short-term borrowings                                         (32,820)       31,160
      Issuance of long-term FHLB borrowings                                                    110,000            --
      Repayment of long-term FHLB borrowings                                                      (159)           --
      Net increase in mortgagors' escrow deposits                                                1,645         3,818
      Proceeds from exercise of stock options                                                      124            --
      Dividends paid                                                                              (994)         (717)
      Purchases of treasury stock                                                                 (226)       (2,962)
                                                                                             ---------     ---------
          Net cash provided by financing activities                                            102,210        27,768
                                                                                             ---------     ---------
Net increase (decrease) in cash and cash equivalents                                            48,228        (1,131)
Cash and cash equivalents at beginning of period                                                38,638        16,612
                                                                                             ---------     ---------
Cash and cash equivalents at end of period                                                   $  86,866     $  15,481
                                                                                             =========     =========

Supplemental cash flow information:
      Interest paid                                                                          $  13,275     $   9,235
      Taxes paid                                                                             $   1,030     $      --

Supplemental disclosures of non-cash investing and financing activities:
      Loans transferred to OREO and repossessed property                                     $     526     $   1,109
      Securities held to maturity transferred to securities available for sale               $   3,602     $      --
      Adjustment of securities available for sale to fair value, net of tax                  $     (36)    $     220
      Acquisition activity:
                Fair value of noncash assets acquired                                        $ 683,498     $      --
                Fair value of liabilities assumed                                            $ 583,021     $      --

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2001. Operating results for the three month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

     2. Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income for the three month periods ended June 30, 2001 and 2000 was $4.7 million and $2.9 million, respectively.

     3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS No. 133, as amended, as of April 1, 2001. The adoption of this Statement did not have an impact on the Company's consolidated financial statements, as the Company currently does not have any derivative instruments, and has not identified any derivative instruments embedded in other contracts. In accordance with the provisions of SFAS No. 133, the Company transferred $3.6 million of securities held to maturity to securities available for sale.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

     The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective April 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

     In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated income statement for the year ending March 31, 2003.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $39.4 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $1.1 million for the year ended March 31, 2001 and $731 thousand for the three months ended June 30, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     4. On April 20, 2001, the Company completed its acquisition of Cohoes Bancorp, Inc. ("Cohoes") paying $19.50 in cash for each share of Cohoes common stock outstanding. The total consideration of approximately $151.0 million was funded through the sale of securities and loans held for sale, and by long-term borrowings. Goodwill amounting to $31 million was recorded relating to this transaction. Cohoes had total assets of $684.1 million and total deposits of $500.2 million as of April 20, 2001. Its 20 branches within Albany, Schenectady, Rensselaer, Greene, Saratoga and Warren counties were added to the Bank's branch network.

     A summary of pro forma combined financial information for the Company and Cohoes for the three months ended June 30, 2000 as if the transaction had occurred on April 1, 2000 is as follows:

                Net interest income                         $ 17,709
                Other operating income                         1,599
                Net income                                     2,921
                Basic and diluted earning per share         $   0.21

     As the transaction was completed on April 20, 2001, management believes that pro forma combined financial information for the Company and Cohoes for the three months ended June 30, 2001 as if the transaction had occurred on April 1, 2001 would not be materially different than the financial results actually reported for the three months ended June 30, 2001.

                           Hudson River Bancorp, Inc.
          Notes to Unaudited Consolidated Interim Financial Statements
                                   (continued)


     5. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month periods ended June 30, 2001 and 2000. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period using the treasury stock method. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

                                                                For the Three Months Ended June 30,
    ----------------------------------------------------------------------------------------------
    (In thousands, except for share and per share data)                  2001             2000
    ----------------------------------------------------------------------------------------------
     Net income                                                       $     4,704      $     2,643
                                                                      ===========      ===========

     Weighted average common shares outstanding                        13,694,450       13,671,940
     Dilutive effect of potential common shares outstanding:
             Stock options                                                242,744              322
             Restricted stock awards                                      110,021              843
    ----------------------------------------------------------------------------------------------
     Weighted average common shares and potential
         common shares outstanding                                     14,047,215       13,673,105
                                                                      ===========      ===========
     Earnings per share amounts:
         Basic earnings per share                                     $      0.34      $      0.19
    ==============================================================================================
         Diluted earnings per share                                   $      0.33      $      0.19
    ==============================================================================================

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and subsidiaries (the "Company") during the three months ended June 30, 2001, with comparisons to 2000 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2001 Annual Report on Form 10-K, should be read in conjunction with this review. Amounts in prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

     The Company's primary market area, with 38 full-service branches as of June 30, 2001, consists of the New York counties of Columbia, Rensselaer, Albany, Schenectady, Warren, Greene, Dutchess, and Saratoga. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest income earned on its assets and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan losses and other operating income, such as loan servicing income and fees on deposit related services; it is also impacted by other operating expenses, such as compensation and occupancy expenses, and federal and state income taxes.

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

MERGER AND ACQUISITION ACTIVITY
-------------------------------

     On April 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cohoes Bancorp, Inc. ("Cohoes") to provide for a merger of equals between the Company and Cohoes. At a special meeting of shareholders held by Cohoes on August 17, 2000, the merger was not approved by the requisite vote of Cohoes shareholders. On September 28, 2000, the Company terminated the Merger Agreement with Cohoes. On November 24, 2000, the Company entered into a new agreement to acquire Cohoes for $19.50 in cash for each share of Cohoes common stock outstanding (the "Cohoes Acquisition").

     On April 20, 2001, the Company completed the Cohoes Acquisition paying $19.50 in cash for each share of Cohoes common stock outstanding. The total consideration of approximately $151.0 million was funded through the sale of securities and loans held for sale, and by long-term FHLB borrowings. Goodwill associated with this transaction approximated $31 million. Cohoes had total assets of $684.1 million and total deposits of $500.2 million as of April 20, 2001. Its 20 branches located in Albany, Schenectady, Rensselaer, Greene, Saratoga, and Warren counties were added to the Company's branch network.

     Effective January 1, 2001, the Company acquired an additional equity interest in Bostwick, an insurance agency in which the Company had originally made an equity investment during September 1999. The Company's total investment in the equity of Bostwick exceeded 50% with this additional investment, and as a result, the results of Bostwick's operations are consolidated with those of the Company as of the effective date of the additional equity investment.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


OVERVIEW
--------

     The Company earned net income for the three months ended June 30, 2001 amounting to $4.7 million, or $0.33 diluted earnings per share, up $2.1 million from the $2.6 million, or $0.19 diluted earnings per share, earned during the three months ended June 30, 2000. The increase was primarily a result of the Cohoes Acquisition resulting in higher net interest income and other operating income, partially offset by higher other operating expenses and higher tax expense. For the three months ended June 30, 2001, the Company's return on average assets was 1.11%, up from 0.92% for the same period in 2000. The Company's return on average equity for the three months ended June 30, 2001 was 8.62%, up from 5.30% in 2000. The Company's return on average tangible equity for the three months ended June 30, 2001 was 10.24%, up from 5.63% for the same period in 2000. See Table A, "Financial Highlights".

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

Earning Assets

     Total average earning assets increased to $1.6 billion for the three months ended June 30, 2001, up from $1.1 billion in the same period of 2000. This increase was primarily a result of the completion of the Cohoes Acquisition during April 2001. Interest income for the three months ended June 30, 2001 was $32.2 million, up $10.1 million from the same period in 2000. The increase in average balances from the Cohoes Acquisition was the primary reason for the higher income. The yield on earning assets declined from 8.20% for the three months ended June 30, 2000 to 8.02% for the same period in 2001, primarily because of the declining rate environment. Earning assets were $1.8 billion and $1.1 billion at June 30, 2001 and March 31, 2000, respectively. The increase in earning assets was largely a result of increases in loans receivable from the Cohoes Acquisition during the three months ended June 30, 2001, offset by decreases in securities available for sale and securities held to maturity.

Loans

     The average balance of loans increased to $1.4 billion for the three months ended June 30, 2001, up $544.8 million from the $833.8 million average for the same period in the prior year. The yield on loans for the quarter decreased 31 basis points, from 8.58% in 2000 to 8.27% in 2001. The decrease is attributed to the impact of adding loans, which were generally originated at lower rates to the Company's loan portfolio, as a result of the Cohoes Acquisition, and decreases in market interest rates during the current year. Interest income on loans for the three months ended June 30, 2001 increased to $28.4 million from $17.8 million for the same period in 2000. The increase in average balances for the quarter resulted in an $11.3 million increase in interest income earned on loans that was partially offset by a $677 thousand decrease in interest income earned due to lower rates.

     Total loans were $1.5 billion at June 30, 2001, up $630.2 million from the $881.4 million at March 31, 2001. Loans secured by residential real estate increased from $515.6 million, or 58.4% of total loans at March 31, 2001, to $908.6 million, or 60.1% of total loans at June 30, 2001. Commercial real estate loans increased $180.4 million to $347.8 million at June 30, 2001 from $167.3 million at March 31, 2001. Commercial loans increased to $101.6 million at June 30, 2001 from $60.3 million at March 31, 2001. These increases were partially offset by a decrease of $1.4 million in manufactured housing loans. Management intends to continue to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. See Table D, "Loan Portfolio Analysis".

Securities

     The average balance of securities available for sale and securities held to maturity (collectively "securities") decreased $39.8 million to $200.9 million for the three months ended June 30, 2001, down from $240.7 million for the three months ended June 30, 2000. This decrease is primarily the result of sales of securities to partially fund the Cohoes Acquisition. Interest income earned on securities was $3.3 million for the three months ended June 30, 2001, down $825 thousand from the $4.1 million earned in the three months ended June 30, 2000 as the average balance of securities decreased.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


     Securities at June 30, 2001 were $186.9 million, down $30.6 million from the $217.5 million the Company held as of March 31, 2001. The decrease was due to maturities and paydowns of securities, as well as the sale of securities mentioned above. The Company adopted the provisions of SFAS No. 133 on April 1, 2001. In accordance with SFAS No. 133, the Company elected to reclassify its securities held to maturity as securities available for sale. Management anticipates that any new purchases of securities will be directed to the securities available for sale classification.

Federal Funds Sold

     The average balance of Federal funds sold during the three months ended June 30, 2001 of $10.3 million was up from $69 thousand for the same period in 2000. At June 30, 2001, Federal funds sold amounted to $46.8 million. The Company is currently utilizing Federal funds for short-term liquidity and for asset/liability management purposes, including the locking in of favorable rates on longer term borrowings. Management anticipates this asset category will continue to increase in the near term until funds are reinvested into higher yielding instruments later in the fiscal year.

Funding Sources

     The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. Interest-bearing liabilities at June 30, 2001 were $1.5 billion, up from $898.6 million at March 31, 2001. The average balance of interest-bearing liabilities increased to $1.3 billion for the three months ended June 30, 2001 from $874.4 million for the three months ended June 30, 2000. This increase in average balances is attributed primarily to the completion of the Cohoes Acquisition. Interest expense for the three months ended June 30, 2001 was $13.7 million, up $4.0 million from the same period in 2000. The increase in volume, offset slightly by a decline in the average rate paid from 4.44% to 4.09%, resulted in the overall increase in interest expense for the three month period.

Deposits

     The average balance of savings accounts increased $116.3 million to $294.7 million for the three months ended June 30, 2001, up from $178.4 million for the same period in 2000. This fluctuation was primarily the result of the consummation of the Cohoes Acquisition during April 2001. Interest expense on savings accounts increased accordingly from $1.1 million for the quarter ended June 30, 2000 to $1.9 million for the quarter ended June 30, 2001. The yield on these deposits increased slightly to 2.57% from 2.54% for the quarters ended June 30, 2001 and 2000, respectively.

     Interest expense on N.O.W. and money market accounts increased from $799 thousand for the three months ended June 30, 2000 to $966 thousand for the same period in 2001. The average balance of N.O.W. and money market accounts increased to $173.5 million from $127.2 million for the three month period ended June 30, 2000. A decrease in average rates paid due to market conditions from 2.52% to 2.23% somewhat offset the effect of the higher average balances.

     The average balance of time deposits increased from $388.5 million for the three months ended June 30, 2000 to $581.5 million for the three months ended June 30, 2001. Interest expense on time deposits increased a total of $2.3 million for the three months ended June 30, 2001 from the comparable period in 2000. Lower average rates paid on time deposits of 5.06% for the three months ended June 30, 2001 were down from 5.16% in 2000 and only partially offset the effect of the higher average balances resulting in the increase in interest expense in 2001.

     Total deposits, including $127.5 million of noninterest-bearing deposits, were $1.3 billion at June 30, 2001, up from $750.2 million ($62.5 million of noninterest-bearing deposits) at March 31, 2001. Increases were the result of the Cohoes Acquisition, and the Company's continued focus on commercial services, including commercial deposits.


Short-term FHLB Advances and Long-term FHLB Borrowings

     The average balance of short-term FHLB advances decreased to $48.1 million for the three months ended June 30, 2001 from $138.0 million for the same period in 2000. Interest expense on these advances decreased $1.6 million to $578 thousand for the three months ended June 30, 2001. This decrease is primarily attributed to the decrease in volume while a decrease in rates paid from 6.37% to 4.82% accounted for the remainder. The average balance of long-term FHLB borrowings was $214.9 million for the three months ended June 30, 2001, an increase of $184.3 million from the $30.6 million during the three months ended June 30, 2000. This increase was primarily as a result of funding needs related to the Cohoes Acquisition.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


     Short-term FHLB advances were $40.0 million at June 30, 2001, down from $82.0 million at March 31, 2001. This decrease is primarily the result of the Company taking advantage of opportunities to enhance its interest rate risk profile by shifting some shorter-term FHLB advances into long-term funding, at generally lower rates than were available in the local time deposit market. Long-term FHLB borrowings were $279.7 million at June 30, 2001 up from $112.9 million at March 31, 2001. The increase in this category was primarily attributed to the movement of short-term advances into long-term borrowings at generally lower rates, the need to fund the Cohoes Acquisition, and management's continued monitoring of the Company's interest rate risk profile. The interest rates on the long-term borrowings are fixed with maturities ranging from one-to-ten years, with call options ranging from one-to-five years.

Net Interest Income

     Net interest income for the three months ended June 30, 2001 was $18.5 million, up from $12.5 million for the three months ended June 30, 2000. The increase was the result of the increase in average earning assets from the Cohoes Acquisition, and lower rates paid on interest-bearing liabilities, offset in part by higher balances of interest-bearing liabilities and lower rates earned on earning assets. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended June 30, 2001 was 4.61%, down slightly from 4.62% for the three months ended June 30, 2000. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

Noninterest Sensitive Assets and Liabilities

     Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill and other intangibles, and other assets. Premises and equipment amounted to $25.4 million at June 30, 2001, up from $19.1 million at March 31, 2001. Goodwill and other intangibles increased from $11.3 million at March 31, 2001 to $41.6 million at June 30, 2001. Accrued interest receivable increased $3.5 million to $10.2 million. Other assets were $33.9 million at June 30, 2001, up from $28.7 million at March 31, 2001. These increases are all primarily attributed to the Cohoes Acquisition in April 2001.

     Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities. Noninterest-bearing deposits increased from $62.5 million at March 31, 2001 to $127.5 million at June 30, 2001. This increase is a result of the Cohoes Acquisition as well as the growth in the Company's commercial accounts, which are generally noninterest-bearing. Other liabilities decreased from $31.7 million at March 31, 2001 to $29.2 million at June 30, 2001. The decrease is almost entirely related to the funding of amounts due to insurance companies in April of each year for financed insurance premium loans. These amounts were recorded as other liabilities as of March 31, 2001.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


     Total nonperforming assets at June 30, 2001 were $17.0 million or 0.90% of total assets, compared with $9.4 million or 0.77% at March 31, 2001. The $7.6 million increase in total nonperforming assets is due to a $7.4 million increase in nonperforming loans, and a $258 thousand increase in foreclosed and repossessed property.

     The increase in nonperforming loans was in part the result of a $2.4 million increase in financed insurance premium loans placed on nonaccrual. These loans are placed on nonaccrual usually within 30 days of a missed payment and collection procedures from insurance companies of the unearned premiums can take 90 days or longer. The increase is a by-product of the Company's seasonal growth in this lending category as of March 31, 2001 and is expected to be a temporary increase based upon the Company's past experience with these loans. In addition, increases of residential and commercial real estate nonaccruals of $2.9 million and $2.2 million, respectively, were a result of the Company's acquisition of Cohoes.

     The Company acquired $784 thousand in foreclosed and repossessed property as part of the Cohoes Acquisition, resulting in the $258 thousand net increase in these assets as of June 30, 2001.

Allowance and Provision For Loan Losses
---------------------------------------

     The allowance for loan losses at June 30, 2001 was $29.2 million, up from $22.3 million at March 31, 2001. The allowance as a percentage of nonperforming loans decreased from 260.0% at March 31, 2001 to 182.8% at June 30, 2001. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. Net charge-offs for the three months ended June 30, 2001 were $407 thousand, down slightly from $509 thousand for the same period in 2000.

     As a result of management's analysis of the risk characteristics of the lending portfolio, as well as the trends and levels of nonperforming and other delinquent loans, a provision for loan losses of $1.4 million for the three months ended June 30, 2001 and 2000 was recorded. In addition, a $5.8 million allowance was acquired in the Cohoes Acquisition. The provision as a percentage of average loans declined from 0.69% for the three months ended June 30, 2000 to 0.41% in 2001. The decline is primarily a result of the increase in average balances of loans outstanding from $833.8 million for the three months ended June 30, 2000 to $1.4 billion for the three months ended June 30, 2001, in addition to a decrease in charge-offs. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. The growth in loan balances, net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and nonperforming loan balances are the primary factors which are considered in determining the level of the Company's provision for loan losses. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

Market Risk

     Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

     Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company's net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net interest income.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


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

     Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive as of June 30, 2001. As a result, rising interest rates projected over a 12 month horizon would have a positive impact on net interest income; conversely, falling interest rates would have a negative impact on net interest income. Management makes certain assumptions in relation to prepayment speeds for loans, CMO's and mortgage-backed securities, which would prepay much faster in a falling rate scenario, and slower in a rising rate scenario. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income. The Company's purchases of securities, retention of fixed rate loan products, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

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

     The Company's cash inflows result primarily from loan repayments; sales, maturities, principal payments, and calls of securities; new deposits; and borrowings from the Federal Home Loan Bank of New York. The Company's cash outflows consist of new loan originations; security purchases; deposit withdrawals; operating expenses; and treasury stock purchases. The Cohoes Acquisition also resulted in a significant cash outflow during the quarter ended June 30, 2001. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


CAPITAL RESOURCES
-----------------

     Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well-capitalized" institution in accordance with regulatory standards. Total equity was $219.9 million at June 30, 2001, or 11.66% of total assets on that date. As of March 31, 2001, total equity was $216.1 million or 17.88% of total assets. Ratios of tangible equity to tangible assets were 9.66% and 17.10% as of June 30, 2001 and March 31, 2001, respectively. These reductions in the equity to assets ratios are a result of the Cohoes Acquisition and are reflective of management's objectives to leverage capital through asset growth, mergers and acquisitions, and share repurchases. The Company is currently executing a 10% share repurchase program, as market conditions warrant. As of June 30, 2001, the Company had an additional 85 thousand shares to acquire under its current repurchase program. As of June 30, 2001, the Company and the Bank exceeded all of their regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES
-----------------------------------

     Total other operating income was $2.6 million for the three months ended June 30, 2001, up from the $694 thousand earned for the same period in 2000. Other operating income is composed primarily of service charges on deposit accounts, net gain on sales of loans held for sale, and other income. Income from service charges on deposit accounts increased from $443 thousand in 2000 to $1.0 million in 2001, primarily as a result of the Cohoes Acquisition and its resultant increase in deposit accounts. The net gain on sales of loans held for sale was $114 thousand for the three months ended June 30, 2001, as the Company completed a sale of a portion of its fixed rate performing residential real estate loans during the quarter ended June 30, 2001. The sale of these loans commenced in the previous fiscal year. Other income was $1.4 million for the three months ended June 30, 2001, as compared to $218 thousand for the same period in 2000. This increase is primarily a result of the recognition of commissions and other income from a new insurance agency subsidiary of the Company (Bostwick) and commissions on sales of nondeposit investment products through its brokerage subsidiary, Hudson River Financial Services. This brokerage subsidiary was acquired as part of the Cohoes Acquisition. Additionally, during the three months ended June 30, 2000 the Company recorded a loss in relation to the Company's equity investment in a mortgage company.

     Total other operating expenses were $11.7 million for the three months ended June 30, 2001, up $4.1 million from the same period in 2000. This increase was due to higher expenses in compensation and benefits, occupancy, equipment, postage and item transportation, goodwill and other intangibles amortization, and other expenses, partially offset by a reduction in legal and other professional fees.

     Compensation and benefits increased $1.8 million to $5.3 million for the three months ended June 30, 2001 from $3.4 million in 2000. This increase is substantially the result of the Cohoes Acquisition with the addition of 20 branches in April 2001. In addition, expenses relating to the Company's ESOP increased $199 thousand from the same period in 2000 due to the increase in the Company's stock price.

     Occupancy expense for the three months ended June 30, 2001 was $910 thousand, up $407 thousand from the $503 thousand for the same period in the prior year. Equipment expenses for the three months ended June 30, 2001 were $1.1 million, up from $829 thousand in 2000. These expenses were higher due to the Cohoes Acquisition.

     Legal and other professional fees decreased from $370 thousand during the three months ended June 30, 2000 to $271 thousand during the same period in 2001. During the three months ended June 30, 2000 the Company recognized an increase in expenses while the Company defended itself from a hostile takeover attempt.

     Postage and item transportation fees increased to $321 thousand for the three months ended June 30, 2001, up from $189 thousand in 2000. This increase is attributed to higher expenses associated with the Cohoes Acquisition due to the increase in the Company's branch network, as well as expenses associated with the notification to the Company's customers of the Company's policy concerning privacy of customer information.

     Goodwill and other intangibles amortization for the three months ended June 30, 2001 was $731 thousand, up from $281 thousand for the same period a year earlier. The increase relates to the goodwill associated with the Cohoes Acquisition, as well as the Company's additional equity investment in The Bostwick Group, an insurance agency.

     Other expenses were $2.6 million for the three months ended June 30, 2001, up from $1.3 million during the same period in 2000. The increase is the result of general increases associated with the Cohoes Acquisition.

TAX EXPENSE
-----------

     Tax expense increased from $1.5 million for the three months ended June 30, 2000 to $3.3 million for the comparable period in 2001. The increase is primarily the result of higher income before tax expense. The increase in the Company's effective tax rate to 41.6% is primarily attributed to the nondeductible nature of goodwill amortization resulting from the Cohoes Acquisition.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


Table A. Financial Highlights

                                                         At or                               At or
                                              For the Three Months Ended              For the Years Ended
                                                        June 30,                           March 31,
                                              ---------------------------         ---------------------------
                                                 2001              2000              2001              2000
                                              ---------         ---------         ---------         ---------
Financial Ratios
----------------
Basic earnings per share                      $    0.34         $    0.19         $    0.86         $    0.65
Diluted earnings per share                         0.33              0.19              0.85              0.65
Return on average assets(1)                        1.11%             0.92%             1.00%             0.96%
Return on average equity(1)                        8.62              5.30              5.68              4.58
Return on average tangible equity(1)              10.24              5.63              6.01              4.77
Dividend payout ratio                             21.13             27.13             26.66             19.36
Net interest rate spread                           3.93              3.76              3.68              3.85
Net interest margin(1)                             4.61              4.62              4.58              4.83
Efficiency ratio(2)                               52.10             53.38             51.94             52.61
Expense ratio(1)(2)                                2.57              2.46              2.44              2.56

                                                                -------------------------------------
                                                                          At Period Ended
                                                                -------------------------------------
                                                                                      March 31,
                                                                June 30,       ----------------------
                                                                  2001           2001           2000
                                                                -------        -------        -------
Share Information
-----------------
Book value per share                                            $ 16.06        $ 15.78        $ 14.50
Book value per share, including unallocated
    ESOP shares and unvested RRP shares                           14.41          14.15          12.85
Tangible book value per share                                     13.02          14.95          13.66
Tangible book value per share, including unallocated
     ESOP shares and unvested RRP shares                          11.68          13.40          12.11
Closing market price                                              18.10          13.94          10.00

Capital Ratios
--------------
Equity to total assets                                            11.66%         17.88%         17.46%
Tangible equity to tangible assets                                 9.66          17.10          16.62

Asset Quality Ratios
--------------------
Nonperforming loans to total loans                                 1.06           0.97           1.25
Nonperforming assets to total assets                               0.90           0.77           1.04
Allowance for loan losses to:
     Loans                                                         1.93           2.53           2.38
     Nonperforming loans                                         182.79         259.96         190.50

(1)  Annualized for the three month periods.
(2) Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, and goodwill and other intangibles amortization for each period. The year ended March 31, 2001 ratio excludes pre-tax nonrecurring merger expenses and other nonrecurring expenses.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


Table B.  Average Balances, Interest, and Yields

                                                                               Three Months Ended June 30,
                                                  ----------------------------------------------------------------------------------
                                                                 2001                                   2000
                                                  ------------------------------------------  --------------------------------------
                                                     Average                       Average       Average                   Average
(In thousands)                                       Balance        Interest      Yield/Rate     Balance      Interest    Yield/Rate
                                                  ------------------------------------------  --------------------------------------
Earning assets
Federal funds sold                                $    10,268     $       116         4.53%   $        69   $         1      5.81%
Loans held for sale                                     5,299              89         6.74             --            --        --
Securities available for sale (1)                     200,920           3,324         6.64        232,350         4,008      6.92
Securities held to maturity                                --              --           --          8,384           141      6.75
Federal Home Loan Bank of New York stock               16,767             267         6.39          8,615           145      6.75
Loans (2)                                           1,378,597          28,425         8.27        833,831        17,847      8.58
                                                  ------------------------------------------  --------------------------------------
     Total earning assets                           1,611,851          32,221         8.02%     1,083,249        22,142      8.20%
                                                                  --------------------------                ------------------------

Cash and due from banks                                15,311                                      14,435
Allowance for loan losses                             (27,285)                                    (19,879)
Other nonearning assets                               103,375                                      68,705
                                                  -----------                                 -----------
     Total assets                                 $ 1,703,252                                 $ 1,146,510
                                                  ===========                                 ===========


Interest-bearing liabilities
Savings accounts                                  $   294,704     $     1,891         2.57%   $   178,392   $     1,128      2.54%
N.O.W. and money market accounts                      173,521             966         2.23        127,181           799      2.52
Time deposit accounts                                 581,542           7,330         5.06        388,464         5,000      5.16
Mortgagors' escrow deposits                            11,637              71         2.45          7,585            40      2.12
Securities sold under agreements to repurchase         18,392             177         3.86          4,124            52      5.06
Short-term FHLB advances                               48,058             578         4.82        138,021         2,192      6.37
Long-term FHLB borrowings                             214,867           2,688         5.02         30,600           462      6.06
                                                  ------------------------------------------  --------------------------------------
     Total interest-bearing liabilities             1,342,721          13,701         4.09%       874,367         9,673      4.44%
                                                                  --------------------------                ------------------------

Noninterest-bearing deposits                          103,135                                      51,609
Other noninterest-bearing liabilities                  38,498                                      20,673
Shareholders' equity                                  218,898                                     199,861
                                                  -----------                                 -----------
     Total liabilities and shareholders' equity   $ 1,703,252                                 $ 1,146,510
                                                  ===========                                 ===========

Net interest income                                               $    18,520                               $    12,469
                                                                  ===========                               ===========

Net interest spread                                                                   3.93%                                  3.76%
                                                                                 ===========                             ===========

Net interest margin                                                                   4.61%                                  4.62%
                                                                                 ===========                             ===========

(1) Average balances include fair value adjustment.
(2) Average balances include nonaccrual loans.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


Table C.  Volume and Rate Analysis

                                                                           Three Months Ended
                                                                                 June 30,
                                                                ---------------------------------------
                                                                              2001 vs 2000
                                                                ---------------------------------------
                                                                  Due To          Due To         Net
(In thousands)                                                    Volume           Rate         Change
                                                                ---------------------------------------
Interest income
     Federal funds sold                                         $    115       $     --        $    115
     Loans held for sale                                              89             --              89
     Securities available for sale                                  (525)          (159)           (684)
     Securities held to maturity                                    (141)            --            (141)
     Federal Home Loan Bank of New York stock                        130             (8)            122
     Loans                                                        11,255           (677)         10,578
                                                                ---------------------------------------
     Total interest income                                        10,923           (844)         10,079
                                                                ---------------------------------------

Interest expense
     Savings accounts                                           $    746       $     17        $    763
     N.O.W. and money market accounts                                266            (99)            167
     Time deposit accounts                                         2,436           (106)          2,330
     Mortgagors' escrow deposits                                      24              7              31
     Securities sold under agreements to repurchase                  140            (15)            125
     Short-term FHLB advances                                     (1,176)          (438)         (1,614)
     Long-term FHLB borrowings                                     2,318            (92)          2,226
                                                                ---------------------------------------
     Total interest expense                                        4,754           (726)          4,028
                                                                ---------------------------------------

Net interest income                                             $  6,169       $   (118)       $  6,051
                                                                =======================================

Note: Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


Table D. Loan Portfolio Analysis

                                                      June 30,                                     March 31,
                                             --------------------------    --------------------------------------------------------
(In thousands)                                          2001                          2001                          2000
                                             --------------------------    --------------------------    --------------------------
                                                Amount           %            Amount           %            Amount            %
                                             -----------    -----------    -----------    -----------    -----------    -----------
Loans secured by real estate:
     Residential                             $   908,573           60.1%   $   515,584           58.4%   $   491,811           59.7%
     Commercial                                  347,766           23.0        167,344           19.0        138,891           16.9
     Construction                                 15,249            1.0          9,306            1.1          9,144            1.1
                                             -----------    -----------    -----------    -----------    -----------    -----------
         Total loans secured by real estate  $ 1,271,588           84.1%   $   692,234           78.5%   $   639,846           77.7%
                                             -----------    -----------    -----------    -----------    -----------    -----------

Other loans:
     Manufactured housing                    $    73,854            4.9%   $    75,287            8.6%   $    81,542            9.9%
     Commercial                                  101,648            6.7         60,311            6.9         37,167            4.5
     Financed insurance premiums                  38,537            2.6         38,216            4.3         51,796            6.3
     Consumer                                     26,822            1.8         17,943            2.0         15,536            1.9
                                             -----------    -----------    -----------    -----------    -----------    -----------
         Total other loans                   $   240,861           16.0%   $   191,757           21.8%   $   186,041           22.6%
                                             -----------    -----------    -----------    -----------    -----------    -----------

Unearned discount and net deferred loan
     origination fees and costs                     (887)          (0.1)        (2,579)          (0.3)        (2,032)          (0.3)
                                             -----------    -----------    -----------    -----------    -----------    -----------
     Total loans                             $ 1,511,562          100.0%   $   881,412          100.0%   $   823,855          100.0%
                                                            ===========                   ===========                   ===========
Allowance for loan losses                        (29,151)                      (22,325)                      (19,608)
                                             -----------                   -----------                   -----------
          Net loans                          $ 1,482,411                   $   859,087                   $   804,247
                                             ===========                   ===========                   ===========

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


Table E. Nonperforming Assets

                                                                                   March 31,
                                                           June 30,        ------------------------
(In thousands)                                               2001            2001             2000
                                                           -------         -------          -------
Nonaccruing loans
     Residential real estate                               $ 4,939         $ 2,050          $ 3,199
     Commercial real estate                                  3,037             849            2,536
     Commercial loans                                           64              --              137
     Manufactured housing                                    2,971           3,169            1,911
     Financed insurance premiums                             4,833           2,439            2,453
     Consumer                                                  104              81               57
                                                           -------         -------          -------
Total nonaccruing loans                                    $15,948         $ 8,588          $10,293
                                                           =======         =======          =======

Foreclosed and repossessed property
     Residential real estate                               $   286         $   161          $    85
     Commercial real estate                                    124              --              377
     Repossessed property                                      624             615            1,179
                                                           -------         -------          -------
Total foreclosed and repossessed property                  $ 1,034         $   776          $ 1,641
                                                           =======         =======          =======

Total nonperforming assets                                 $16,982         $ 9,364          $11,934
                                                           =======         =======          =======
Allowance for loan losses                                  $29,151         $22,325          $19,608
                                                           =======         =======          =======

Allowance to nonperforming loans                            182.79%         259.96%          190.50%
Nonperforming assets to total assets                          0.90%           0.77%            1.04%
Nonperforming loans to total loans                            1.06%           0.97%            1.25%

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                  (continued)


Table F.  Loan Loss Experience

                                                                      Three Months Ended                     Years Ended
(In thousands)                                                             June 30,                           March 31,
                                                                 -----------------------------       -----------------------------
                                                                     2001              2000              2001              2000
                                                                 -----------       -----------       -----------       -----------
Loans outstanding (end of period)                                 $1,511,562          $843,025          $881,412          $823,855
                                                                 ===========       ===========       ===========       ===========
Average loans outstanding (period to date)                        $1,378,597          $833,831          $849,283          $698,403
                                                                 ===========       ===========       ===========       ===========

Allowance for loan losses at beginning of period                     $22,325           $19,608           $19,608           $14,296

Loan charge-offs:

          Residential real estate                                        (13)              (56)             (312)             (282)

          Commercial real estate                                          --              (227)             (643)              (14)

          Commercial loans                                                --                --                --              (150)

          Manufactured housing                                          (368)             (298)           (1,494)           (1,283)

          Consumer                                                       (61)              (28)             (166)             (228)

          Financed insurance premiums                                   (231)             (146)             (865)             (586)
                                                                 -----------       -----------       -----------       -----------
                     Total charge-offs                                  (673)             (755)           (3,480)           (2,543)
                                                                 -----------       -----------       -----------       -----------

Loan recoveries:

          Residential real estate                                          5                77               188                54

          Commercial real estate                                           5                 4               187               184

          Commercial loans                                                --                --                10                 4

          Manufactured housing                                            31                41               125                86

          Consumer                                                        22                11                59                38

          Financed insurance premiums                                    203               113               528               281
                                                                 -----------       -----------       -----------       -----------
                     Total recoveries                                    266               246             1,097               647
                                                                 -----------       -----------       -----------       -----------

Loan charge-offs, net of recoveries                                     (407)             (509)           (2,383)           (1,896)

Provision charged to operations                                        1,400             1,425             5,100             6,200

Allowance acquired                                                     5,833                --                --             1,008
                                                                 -----------       -----------       -----------       -----------
Allowance for loan losses at end of period                           $29,151           $20,524           $22,325           $19,608
                                                                 ===========       ===========       ===========       ===========

Ratio of net charge-offs to average loans
          outstanding (annualized)                                      0.12%             0.24%             0.28%             0.27%
                                                                 ===========       ===========       ===========       ===========
Provision to average loans outstanding (annualized)                     0.41%             0.69%             0.60%             0.89%
                                                                 ===========       ===========       ===========       ===========
Allowance to loans outstanding                                          1.93%             2.43%             2.53%             2.38%
                                                                 ===========       ===========       ===========       ===========

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

          (a)  Reports on Form 8-K

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

                    A current report on Form 8-K was filed with the SEC on June 15, 2001 announcing the relocation of the South Pearl Street, Albany branch which will be consolidated with the State Street, Albany branch.

                    An amended current report on Form 8-K was filed with the SEC on July 3, 2001 regarding the acquisition of Cohoes Bancorp, Inc.

                    A current report on Form 8-K was filed with the SEC on July 24, 2001 detailing the material set forth for an analyst/investor presentation held on July 25, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      HUDSON RIVER BANCORP, INC.


       8/13/01                        /s/ Carl A. Florio
-----------------------               ---------------------------------------
         Date                         Carl A. Florio, Director, President and
                                      Chief Executive Officer (Principal
                                      Executive and Operating Officer)


       8/13/01                        /s/ Timothy E. Blow
-----------------------               ---------------------------------------
         Date                         Timothy E. Blow, Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer)