Form 10-Q
period 2001-09-30
HUDSON RIVER BANCORP INC
filed 2001-11-14
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [_] NO

     As of November 9, 2001, there were issued and outstanding 15,225,568 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX


PART I. FINANCIAL INFORMATION

        ITEM 1. Financial Statements (unaudited)

                    Consolidated Balance Sheets at September 30, 2001 and March 31, 2001

                    Consolidated Income Statements for the three and six months ended September 30, 2001 and 2000

                    Consolidated Statements of Cash Flows for the six months ended September 30, 2001 and 2000

                    Notes to Unaudited Consolidated Interim Financial Statements

        ITEM 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations

        ITEM 3. Quantitative and Qualitative Disclosures about
                    Market Risk

PART II.OTHER INFORMATION

        ITEM 1. Legal Proceedings

        ITEM 2. Changes in Securities and Use of Proceeds

        ITEM 3. Defaults Upon Senior Securities

        ITEM 4. Submission of Matters to a Vote of Security Holders

        ITEM 5. Other Information

        ITEM 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

Item 1. Financial Statements

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)


                                                                   September 30,        March 31,
(In thousands, except share and per share data)                         2001              2001
                                                                    -----------       -----------
Assets
Cash and due from banks                                             $    40,018       $    23,938
Federal funds sold                                                      129,607            14,700
                                                                    -----------       -----------
Cash and cash equivalents                                               169,625            38,638
                                                                    -----------       -----------
Loans held for sale                                                          --            15,108
Securities available for sale, at fair value                            167,881           213,886
Securities held to maturity (fair value of $0 and $3,659)                    --             3,602
Federal Home Loan Bank of New York (FHLB) stock, at cost                 18,996            12,070

Loans                                                                 1,509,319           881,412
Allowance for loan losses                                               (29,958)          (22,325)
                                                                    -----------       -----------
      Net loans                                                       1,479,361           859,087
                                                                    -----------       -----------
Accrued interest receivable                                               9,844             6,614
Premises and equipment, net                                              25,048            19,125
Other real estate owned (OREO) and repossessed property                   1,100               776
Goodwill and other intangibles, net                                      41,044            11,346
Other assets                                                             35,400            28,721
                                                                    -----------       -----------
     Total assets                                                   $ 1,948,299       $ 1,208,973
                                                                    ===========       ===========
Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
    Savings                                                             331,431           173,301
    N.O.W. and money market                                             204,438           132,697
    Time deposits                                                       629,397           381,635
    Noninterest-bearing                                                 132,005            62,519
                                                                    -----------       -----------
      Total deposits                                                  1,297,271           750,152
                                                                    -----------       -----------
  Securities sold under agreements to repurchase                         15,941            10,201
  Short-term FHLB advances                                               30,000            82,000
                                                                    -----------       -----------
      Total short-term borrowings                                        45,941            92,201
                                                                    -----------       -----------
  Long-term FHLB borrowings                                             349,457           112,900
  Mortgagors' escrow deposits                                             8,214             5,889
  Other liabilities                                                      23,225            31,698
                                                                    -----------       -----------
      Total liabilities                                               1,724,108           992,840
                                                                    -----------       -----------
Shareholders' Equity:
  Preferred stock, $.01 par value, Authorized 5,000,000 shares               --                --
  Common stock, $.01 par value, Authorized 40,000,000 shares;
      Issued 17,853,750 shares                                              179               179
  Additional paid-in capital                                            174,732           174,732
  Unallocated common stock held by ESOP                                 (14,037)          (14,037)
  Unvested restricted stock awards                                       (4,541)           (5,447)
  Treasury stock, at cost (2,628,182 and 2,575,545 shares)              (28,169)          (27,591)
  Retained earnings, substantially restricted                            94,909            88,112
  Accumulated other comprehensive income                                  1,118               185
                                                                    -----------       -----------
      Total shareholders' equity                                        224,191           216,133
                                                                    -----------       -----------
      Total liabilities and shareholders' equity                    $ 1,948,299       $ 1,208,973
                                                                    ===========       ===========


See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                         Consolidated Income Statements
                                   (unaudited)


                                                               For the Three                   For the Six
                                                        Months Ended September 30,      Months Ended September 30,
                                                        --------------------------      --------------------------
(In thousands, except per share data)                      2001            2000            2001            2000
                                                        ---------       ----------      ---------       ----------
Interest income:
  Loans, including fees                                  $30,798         $18,542         $59,223         $36,389
  Securities available for sale                            2,845           3,976           6,169           7,984
  Securities held to maturity                                 --              84              --             225
  Federal funds sold                                         774              --             890               1
  Loans held for sale                                         --              --              89              --
  Federal Home Loan Bank of New York stock                   240             171             507             316
                                                         -------         -------         -------         -------
      Total interest income                               34,657          22,773          66,878          44,915
                                                         -------         -------         -------         -------
Interest expense:
  Deposits                                                10,980           7,127          21,238          14,094
  Securities sold under agreements to repurchase             152              56             329             108
  Short-term FHLB advances                                   314           2,642             892           4,834
  Long-term FHLB borrowings                                3,928             432           6,616             894
                                                         -------         -------         -------         -------
      Total interest expense                              15,374          10,257          29,075          19,930
                                                         -------         -------         -------         -------
      Net interest income                                 19,283          12,516          37,803          24,985
Provision for loan losses                                  1,425           1,275           2,825           2,700
                                                         -------         -------         -------         -------
      Net interest income after
        provision for loan losses                         17,858          11,241          34,978          22,285
                                                         -------         -------         -------         -------
Other operating income:
  Service charges on deposit accounts                      1,129             444           2,136             887
  Loan servicing income                                       65              31             106              64
  Net securities transactions                                 --              33              30              33
  Net gain on sales of loans held for sale                    --              --             114              --
  Other income                                             1,474             326           2,879             544
                                                         -------         -------         -------         -------
      Total other operating income                         2,668             834           5,265           1,528
                                                         -------         -------         -------         -------

Other operating expenses:
  Compensation and benefits                                5,775           3,400          11,059           6,848
  Occupancy                                                  944             506           1,854           1,009
  Equipment                                                1,227             659           2,338           1,488
  OREO and repossessed property                              164              21             175             293
  Advertising                                                319             242             709             610
  Legal and other professional fees                          408           1,060             679           1,430
  Postage and item transportation                            340             233             661             422
  Goodwill and other intangibles amortization                725             282           1,456             563
  Other expenses                                           2,408           1,303           5,047           2,623
                                                         -------         -------         -------         -------
      Total other operating expenses                      12,310           7,706          23,978          15,286
                                                         -------         -------         -------         -------
Income before tax expense                                  8,216           4,369          16,265           8,527
Tax expense                                                3,419           1,624           6,764           3,139
                                                         -------         -------         -------         -------
      Net income                                         $ 4,797         $ 2,745         $ 9,501         $ 5,388
                                                         =======         =======         =======         =======
Basic earnings per share                                 $  0.35         $  0.20         $  0.69         $  0.39
                                                         =======         =======         =======         =======
Diluted earnings per share                               $  0.34         $  0.20         $  0.68         $  0.39
                                                         =======         =======         =======         =======


See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                     For the Six Months Ended
                                                                                          September 30,
                                                                                     ------------------------
(In thousands)                                                                          2001           2000
                                                                                     ---------       --------
Cash flows from operating activities:
  Net income                                                                         $   9,501       $  5,388
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
    Depreciation                                                                         1,835          1,147
    Goodwill and other intangibles amortization                                          1,456            563
    Provision for loan losses                                                            2,825          2,700
    Amortization of restricted stock awards                                                366            378
    Net securities transactions                                                            (30)           (33)
    Net gain on sales of loans held for sale                                              (114)            --
    Proceeds from sales of loans held for sale                                          15,222             --
    Adjustments of OREO and repossessed property to fair value                             629            408
    Net gain on sales of OREO and repossessed property                                    (952)          (854)
    Net loss on disposal of premises and equipment                                         137            100
    Net decrease (increase) in accrued interest receivable                                 214           (520)
    Net (increase) decrease in other assets                                               (537)           185
    Net decrease in other liabilities                                                  (18,669)       (25,264)
                                                                                     ---------       --------
      Net cash provided by (used in) operating activities                               11,883        (15,802)
                                                                                     ---------       --------
Cash flows from investing activities:
  Net cash used in acquisition activity                                               (131,510)            --
  Proceeds from sales of securities available for sale                                  56,934            107
  Proceeds from maturities, calls and paydowns of securities available for sale         33,896          7,563
  Purchases of securities available for sale                                              (457)           (34)
  Proceeds from maturities, calls and paydowns of securities held to maturity               --          6,288
  Purchase of FHLB stock                                                                (2,992)        (2,385)
  Redemption of FHLB stock                                                               2,002             --
  Net loans made to customers                                                           (4,182)       (36,921)
  Proceeds from sales of and payments received on OREO
    and repossessed property                                                             2,440          2,888
  Proceeds from sale of premises and equipment                                             250             --
  Purchases of premises and equipment                                                   (1,451)        (1,324)
                                                                                     ---------       --------
      Net cash used in investing activities                                            (45,070)       (23,818)
                                                                                     ---------       --------
Cash flows from financing activities:
  Net increase in deposits                                                              45,017          2,154
  Net (decrease) increase in short-term borrowings                                     (52,730)        45,971
  Issuance of long-term FHLB borrowings                                                180,000         10,000
  Repayment of long-term FHLB borrowings                                                  (405)       (10,000)
  Net decrease in mortgagors' escrow deposits                                           (4,966)        (1,439)
  Net proceeds from issuance of common stock                                               997             --
  Dividends paid                                                                        (2,270)        (1,422)
  Purchase of treasury stock                                                            (1,469)        (3,092)
                                                                                     ---------       --------
      Net cash provided by financing activities                                        164,174         42,172
                                                                                     ---------       --------

Net increase in cash and cash equivalents                                              130,987          2,552
Cash and cash equivalents at beginning of period                                        38,638         16,612
                                                                                     ---------       --------
Cash and cash equivalents at end of period                                           $ 169,625       $ 19,164
                                                                                     =========       ========

Supplemental cash flow information:
  Interest paid                                                                      $ 27,986        $ 19,127
  Taxes paid                                                                            6,411           3,615

Supplemental disclosures of non-cash investing and financing activities:
  Loans transferred to OREO and repossessed property                                 $  1,657        $  1,882
  Securities held to maturity transferred to securities available for sale              3,602              --
  Adjustment of securities available for sale to fair value, net of tax                   933           1,529
  Acquisition activity:
    Fair value of noncash assets acquired                                             683,498              --
    Fair value of liabilities assumed                                                 583,021              --


See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS


     1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2001. Operating results for the three and six month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

     2. Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income for the three month periods ended September 30, 2001 and 2000 was $5.8 million and $4.1 million, respectively. Comprehensive income for the six month periods ended September 30, 2001 and 2000 was $10.4 million and $6.9 million, respectively.

     3. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS No. 133, as amended, as of April 1, 2001. The adoption of this Statement did not have an impact on the Company's consolidated financial statements, as the Company currently does not have any freestanding derivative instruments or derivative instruments embedded in other contracts. In accordance with the provisions of SFAS No. 133, the Company transferred $3.6 million of securities held to maturity to securities available for sale.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $39.6 million, which will be subject to the transition provisions of SFAS No. 141 and 142. Amortization expense related to goodwill was $1.1 million for the year ended March 31, 2001 and $1.5 million for the six months ended September 30, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

     A summary of pro forma combined financial information for the Company and Cohoes for the six months ended September 30, 2000, as if the transaction had occurred on April 1, 2000, is as follows (Information below in thousands, except per share data):

          Net interest income                                  $35,364
          Other operating income                                 3,503
          Net income                                             5,820
          Basic and diluted earning per share                  $  0.43

     As the transaction was completed on April 20, 2001, management believes that pro forma combined financial information for the Company and Cohoes for the six months ended September 30, 2001, as if the transaction had occurred on April 1, 2001, would not be materially different than the financial results actually reported for the six months ended September 30, 2001.

     On September 4, 2001, the Company entered into an Agreement and Plan of Merger (the "Agreement") whereby Ambanc Holding Co., Inc. ("Ambanc") will be merged with and into the Company's subsidiary bank, Hudson River Bank & Trust Company. The Agreement provides that Ambanc shareholders will receive $21.50 per share in cash for each share of Ambanc stock they own. The total consideration is approximately $100 million and the transaction is expected to close during the first calendar quarter of next year, subject to regulatory and Ambanc shareholder approval. Ambanc had total assets of $672.6 million and total deposits of $473.4 million as of September 30, 2001. Its 16 branches are located in Montgomery, Fulton, Schenectady, Saratoga, Albany, Chenango and Schoharie counties and are expected to be added to the Bank's branch network.

     5. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and six month periods ended September 30, 2001 and 2000. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

                                                           For the Three Months Ended September 30,
---------------------------------------------------------------------------------------------------
(In thousands, except for share and per share data)                      2001                  2000
---------------------------------------------------------------------------------------------------
Net income                                                        $     4,797           $     2,745
                                                                  ===========           ===========

Weighted average common shares outstanding                         13,699,392            13,531,328
Dilutive effect of potential common shares outstanding:
   Stock options                                                      268,228                33,893
   Restricted stock awards                                            120,015                49,433
---------------------------------------------------------------------------------------------------
Weighted average common shares and potential
   common shares outstanding                                       14,087,635            13,614,654
                                                                  ===========           ===========
Earnings per share amounts:
   Basic earnings per share                                       $      0.35           $      0.20
===================================================================================================
   Diluted earnings per share                                     $      0.34           $      0.20
===================================================================================================

                                                             For the Six Months Ended September 30,
---------------------------------------------------------------------------------------------------
(In thousands, except for share and per share data)                      2001                  2000
---------------------------------------------------------------------------------------------------
Net income                                                        $     9,501           $     5,388
                                                                  ===========           ===========

Weighted average common shares outstanding                         13,696,935            13,601,250
Dilutive effect of potential common shares outstanding:
   Stock options                                                      255,555                17,199
   Restricted stock awards                                            115,045                25,271
---------------------------------------------------------------------------------------------------
Weighted average common shares and potential
   common shares outstanding                                       14,067,535            13,643,720
                                                                  ===========           ===========
Earnings per share amounts:
   Basic earnings per share                                       $      0.69           $      0.39
===================================================================================================
   Diluted earnings per share                                     $      0.68           $      0.39
===================================================================================================

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and subsidiaries (the "Company") during the three and six months ended September 30, 2001, with comparisons to 2000 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2001 Annual Report on Form 10-K, should be read in conjunction with this review. Amounts in prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

     The Company's primary market area, with 37 full-service branches as of September 30, 2001, consists of the New York counties of Columbia, Rensselaer, Albany, Schenectady, Warren, Greene, Dutchess, and Saratoga. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan losses and other operating income, such as loan servicing income and fees on deposit related services; it is also impacted by other operating expenses, such as compensation and occupancy expenses and federal and state income taxes.

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

MERGER AND ACQUISITION ACTIVITY
-------------------------------

     On September 4, 2001 the Company entered into an Agreement and Plan of Merger (the "Agreement") whereby Ambanc Holding Co., Inc. ("Ambanc") will be merged with and into the Company's subsidiary bank, Hudson River Bank & Trust Company. The Agreement provides that Ambanc shareholders will receive $21.50 per share in cash for each share of Ambanc stock they own. The total consideration is approximately $100 million and the transaction is expected to close during the first calendar quarter of next year, subject to regulatory and Ambanc shareholder approval. Ambanc had total assets of $672.6 million and total deposits of $473.4 million as of September 30, 2001. Its 16 branches are located in Montgomery, Fulton, Schenectady, Saratoga, Albany, Chenango and Schoharie counties and are expected to be added to the Bank's branch network.

     On April 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cohoes Bancorp, Inc. ("Cohoes") to provide for a merger between the Company and Cohoes. At a special meeting of shareholders held by Cohoes on August 17, 2000, the merger was not approved by the requisite vote of Cohoes shareholders. On September 28, 2000, the Company terminated the Merger Agreement with Cohoes. On November 24, 2000, the Company entered into a new agreement to acquire Cohoes for $19.50 in cash for each share of Cohoes common stock outstanding (the "Cohoes Acquisition"). On April 20, 2001, the Company completed the Cohoes Acquisition. The total consideration of approximately $151.0 million was funded through the sale of securities and loans held for sale, and by long-term FHLB borrowings. Goodwill associated with this transaction approximated $31 million. Cohoes had total assets of $684.1 million and total deposits of $500.2 million as of April 20, 2001. Its 20 branches located in Albany, Schenectady, Rensselaer, Greene, Saratoga, and Warren counties were added to the Company's branch network.

     Effective January 1, 2001, the Company acquired an additional equity interest in Bostwick, an insurance agency in which the Company had originally made an equity investment during September 1999. The Company's

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


total investment in the equity of Bostwick exceeded 50% with this additional investment, and as a result, the results of Bostwick's operations are consolidated with those of the Company as of the effective date of the additional equity investment.

OVERVIEW
--------

     The Company realized net income for the three months ended September 30, 2001 amounting to $4.8 million, or $0.34 diluted earnings per share, up $2.1 million from the $2.7 million, or $0.20 diluted earnings per share, earned during the three months ended September 30, 2000. Net income for the six months ended September 30, 2001 was $9.5 million, or $0.68 diluted earnings per share, up $4.1 million from the $5.4 million and $0.39 diluted earnings per share earned during the same period a year previous. Earnings for both the three and six month periods ended September 30, 2000 were negatively impacted by $959 thousand ($566 thousand, net of tax) of nonrecurring expenses associated with the Company's terminated merger with Cohoes. The increases over the prior year results were primarily a result of the Cohoes Acquisition resulting in higher net interest income and other operating income, partially offset by higher other operating expenses and higher tax expense. For the three months ended September 30, 2001, the Company's return on average assets was 1.00%, up from 0.94% for the same period in 2000. The Company's return on average equity for the three months ended September 30, 2001 was 8.52%, up from 5.39% in 2000. The Company's return on average tangible equity for the three months ended September 30, 2001 was 10.46%, up from 5.71% for the same period in 2000. See Table A, "Financial Highlights".

ASSET/LIABILITY MANAGEMENT
--------------------------

     The Company attempts to maximize net interest income and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposits and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company's asset mix and sources of funds, and the resultant impact on net interest income, are discussed below.

Earning Assets

     Total average earning assets increased to $1.8 billion for the three months ended September 30, 2001, up from $1.1 billion in the same period of 2000. For the six months ended September 30, 2001, average earning assets were $1.7 billion, up from $1.1 billion in 2000. This increase was primarily a result of the completion of the Cohoes Acquisition during April 2001. Interest income for the three months ended September 30, 2001 was $34.7 million, up $11.9 million from 2000. For the six months ended September 30, 2001, interest income was $66.9 million, an increase of $22.0 million over the same period in 2000. The increase in average balances from the Cohoes Acquisition was the primary reason for the higher income. The yield on earning assets declined from 8.25% for the three months ended September 30, 2000 to 7.64% in 2001. For the six months ended September 30, 2001, yields declined from 8.23% in 2000 to 7.82% in 2001. The decline on earning assets yields was primarily due to the declining rate environment in the marketplace. Earning assets at September 30, 2001 were $1.8 billion, up $685.0 million from the $1.1 billion at March 31, 2001. The increase in earning assets was largely a result of increases in loans receivable from the Cohoes Acquisition closed in April 2001, as well as the increase in federal funds sold during the three month and six month periods ended September 30, 2001. These increases were partially offset by decreases in securities available for sale and securities held to maturity.

Loans

     The average balance of loans increased to $1.5 billion for the three months ended September 30, 2001, up $663.4 million from the $848.3 million average for the same period in the prior year. The yield on loans for the quarter decreased 59 basis points, from 8.67% in 2000 to 8.08% in 2001. The decrease in yield is attributed to the impact of adding loans, which were generally originated at lower rates relative to the average yield on the Company's existing loan portfolio, as a result of the Cohoes Acquisition, and decreases in market interest rates during the current year. Interest income on loans for the three months ended September 30, 2001 increased to $30.8 million from $18.5 million in 2000. The increase in average balances for the quarter resulted in a $13.6 million increase in interest income earned on loans that was partially offset by a $1.3 million decrease in interest income earned due to lower rates. On a year to date basis, average loans were $1.4 billion, up from $841.1 million in 2000. The yield on loans

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


for the six months ended September 30, 2001 was 8.17%, down from 8.63% in 2000. The impact of higher average balances resulted in an increase of $24.9 million in interest income. This increase was partially offset by a $2.0 million decrease in interest income earned due to lower rates.

     Total loans were $1.5 billion at September 30, 2001, up $627.9 million from the $881.4 million at March 31, 2001. Loans secured by residential real estate increased from $515.6 million, or 58.4% of total loans at March 31, 2001, to $917.0 million, or 60.8% of total loans at September 30, 2001. Commercial real estate loans increased $177.1 million to $344.4 million at September 30, 2001 from $167.3 million at March 31, 2001. Commercial loans increased to $101.2 million at September 30, 2001 from $60.3 million at March 31, 2001. These increases which are attributable to the Cohoes Acquisition were partially offset by decreases of $3.3 million in manufactured housing loans and $6.5 million in financed insurance premium loans. Management intends on continuing to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. The decrease in financed insurance premiums is a seasonal fluctuation as the majority of this business is written during the quarter ending March 31 and is paid down over the subsequent three quarters. See Table D, "Loan Portfolio Analysis".

Securities

     The average balance of securities available for sale and securities held to maturity (collectively "securities") decreased $58.6 million to $178.7 million for the three months ended September 30, 2001, down from $237.3 million for the three months ended September 30, 2000. This decrease is primarily the result of sales of securities to partially fund the Cohoes Acquisition. Average securities for the six months ended September 30, 2001 were $189.7 million, a decrease of $49.3 million from the corresponding period in the previous year. Interest income earned on securities was $2.8 million for the three months ended September 30, 2001, down $1.2 million from the $4.1 million earned in 2000 as the average balance of securities decreased. On a year to date basis, interest income on securities declined from $8.2 million in 2000 to $6.2 million in 2001.

     Securities at September 30, 2001 were $167.9 million, down $49.6 million from the $217.5 million the Company held as of March 31, 2001. The decrease was due to maturities and paydowns of securities, as well as the sale of securities mentioned above. The Company adopted the provisions of SFAS No. 133 on April 1, 2001. In accordance with SFAS No. 133, the Company elected to reclassify its securities held to maturity as securities available for sale. Management anticipates that any new purchases of securities will be directed to the securities available for sale classification.

Federal Funds Sold

     The average balance of Federal funds sold during the three months ended September 30, 2001 was $90.7 million, and $50.7 million for the six months ended September 30, 2001. The Company had no federal funds sold during the three months ended September 30, 2000, and limited federal funds sold during the six months ended September 30, 2000. At September 30, 2001, Federal funds sold amounted to $129.6 million, up $114.9 million from the $14.7 million at March 31, 2001. The Company is currently utilizing Federal funds for short-term liquidity and for asset/liability management purposes, as a temporary investment of the proceeds from longer term FHLB borrowings obtained in recent months to lock in favorable interest rates. Management anticipates this asset category will decrease before fiscal year end as funds are utilized in the acquisition of Ambanc.

Funding Sources

     The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. Interest-bearing liabilities at September 30, 2001 were $1.6 billion, up from $898.6 million at March 31, 2001. The average balance of interest-bearing liabilities increased to $1.5 billion for the three months ended September 30, 2001 from $883.5 million for the three months ended September 30, 2000. For the six months ended September 30, 2001, the average balance of interest-bearing liabilities was $1.4 billion, up from $879.0 million for the same period in 2000. This increase in average balances is attributed primarily to the completion of the Cohoes Acquisition. Interest expense for the three months ended September 30, 2001 was $15.4 million, up $5.1 million from the same period in 2000. The increase in volume, offset somewhat by a decline in the average rate paid from

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


4.61% to 3.95% for the three month period and from 4.52% to 4.02% for the six month period, resulted in the overall increase in interest expense.

Deposits

     The average balance of savings accounts increased $157.1 million to $332.9 million for the three months ended September 30, 2001, up from $175.8 million for the same period in 2000. On a year to date basis, the average balance of savings accounts was $313.9 million in 2001, up from $177.1 million in 2000. This fluctuation was primarily the result of the consummation of the Cohoes Acquisition during April 2001. Interest expense on savings accounts increased accordingly from $1.1 million for the quarter ended September 30, 2000 to $2.2 million for the quarter ended September 30, 2001. The yield on these deposits increased slightly to 2.58% from 2.54% for the quarters ended September 30, 2001 and 2000, respectively.

     Interest expense on N.O.W. and money market accounts increased from $805 thousand for the three months ended September 30, 2000 to $1.1 million for the same period in 2001. The average balance of N.O.W. and money market accounts increased to $195.5 million from $127.1 million for the three-month period ended September 30, 2000. A decrease in average rates paid from 2.51 % to 2.19% somewhat offset the effect of the higher average balances. For the six months ended September 30, 2001, the average balance of N.O.W. and money market accounts increased from $127.1 million in 2000 to $184.6 million in 2001. This increase in average balance resulted in an increase in interest expense on N.O.W. and money market accounts for the six months ended September 30, 2001 from 2000 of $655 thousand. This was offset by a $214 thousand reduction in interest expense on N.O.W. and money market accounts for the six months ended September 30, 2001 resulting from a 31 basis point decrease in rates paid on these accounts.

     The average balance of time deposits increased from $381.4 million for the three months ended September 30, 2000 to $619.7 million for the three months ended September 30, 2001. On a year to date basis, the average balance of time deposits increased from $384.9 million in 2000 to $600.7 million in 2001. Interest expense on time deposits increased a total of $2.5 million for the three months ended September 30, 2001 from the comparable period in 2000. Lower average rates paid on time deposits of 4.89% for the three months ended September 30, 2001 were down from 5.35% in 2000 and only partially offset the effect of the higher average balances resulting in the increase in interest expense in 2001. For the six month periods, the decrease in average rates paid from 5.26% in 2000 to 4.97% in 2001, somewhat offset the increase in average balances and resulted in the $4.8 million increase in interest expense.

     Total deposits, including $132.0 million of noninterest-bearing deposits, were $1.3 billion at September 30, 2001, up from $750.2 million ($62.5 million of noninterest-bearing deposits) at March 31, 2001. Increases were the result of the Cohoes Acquisition, and the Company's continued focus on commercial services, including commercial deposits.

Short-term FHLB Advances and Long-term FHLB Borrowings

     The average balance of short-term FHLB advances decreased to $32.0 million for the three months ended September 30, 2001 from $156.9 million in 2000. For the six months ended September 30, 2001, the average balance of short-term FHLB advances was $40.0 million, down from $147.5 million for the same period in 2000. Interest expense on these borrowings was $314 thousand for the three months ended September 30, 2001, down $2.3 million from 2000. On a year to date basis, interest expense on short-term FHLB advances decreased $3.9 million for the six months ended September 30, 2001 from 2000. These decreases are primarily attributed to the decrease in volume while a decrease in rates paid accounted for the remainder.

     The average balance of long-term FHLB borrowings increased from $28.0 million for the three months ended September 30, 2000 to $328.2 million for the three months ended September 30, 2001. On a year to date basis, the average balance of long-term FHLB borrowings rose from $29.3 million in 2000 to $271.9 million in 2001. The increase for both the three and six month periods is primarily attributed to the funding needs related to the Cohoes Acquisition and Management's attempts to take advantage of a decline in longer term interest rates.

     Short-term FHLB advances were $30.0 million at September 30, 2001, down from $82.0 million at March 31, 2001. This decrease is primarily the result of the Company taking advantage of opportunities to enhance its interest rate risk profile by shifting some shorter-term FHLB advances into long-term funding, at generally lower rates than were available in the local time deposit market. Long-term FHLB borrowings were $349.5 million at September 30, 2001 up from $112.9 million at March 31, 2001. The increase in this category was primarily

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


attributed to the movement of short-term advances into long-term borrowings at generally lower interest rates, the need to fund the Cohoes Acquisition, and management's continued monitoring of the Company's interest rate risk profile. The interest rates on the long-term FHLB borrowings are fixed with maturities ranging from one-to-ten years, with call options ranging from three months to three years.

Net Interest Income

     Net interest income for the three months ended September 30, 2001 was $19.3 million, up from the $12.5 million for the three months ended September 30, 2000. For the six months ended September 30, 2001, net interest income increased $12.8 million to $37.8 million from $25.0 million for the same period a year previous. The increase was the result of the increase in average earning assets from the Cohoes Acquisition, and lower rates paid on interest-bearing liabilities, offset in part by higher balances of interest-bearing liabilities and lower rates earned on earning assets. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended September 30, 2001 was 4.25%, down from 4.53% for the three months ended September 30, 2000. For the six months ended September 30, 2001, the net interest margin was 4.42%, down from 4.58% for 2000. The Company expects that its interest rate margins will continue to decline in the near future due to recent reductions in the Federal discount rates. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

Noninterest Sensitive Assets and Liabilities

     Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill and other intangibles, and other assets. Premises and equipment amounted to $25.0 million at September 30, 2001, up from $19.1 million at March 31, 2001. Goodwill and other intangibles increased from $11.3 million at March 31, 2001 to $41.0 million at September 30, 2001. Accrued interest receivable increased $3.2 million to $9.8 million at September 30, 2001. Other assets were $35.4 million at September 30, 2001, up from $28.7 million at March 31, 2001. These increases are all primarily attributed to the Cohoes Acquisition in April 2001.

     Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities. Noninterest-bearing deposits increased from $62.5 million at March 31, 2001 to $132.0 million at September 30, 2001. This increase is a result of the Cohoes Acquisition as well as the growth in the Company's commercial accounts, which are generally noninterest-bearing. Other liabilities decreased from $31.7 million at March 31, 2001 to $23.2 million at September 30, 2001. The decrease is almost entirely related to the funding of amounts due to insurance companies in April of each year for financed insurance premium loans. These amounts were recorded as other liabilities as of March 31, 2001.

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

     Total nonperforming assets at September 30, 2001 were $17.7 million or 0.91% of total assets, up from $9.4 million or 0.77% at March 31, 2001. The $8.4 million increase in total nonperforming assets is due to an $8.1 million increase in nonperforming loans, and a $324 thousand increase in foreclosed and repossessed property.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


     The increase in nonperforming loans was primarily the result of a $2.4 million increase in financed insurance premium loans placed on nonaccrual. These loans are placed on nonaccrual usually within 30 days of a missed payment, and collection procedures from insurance companies of the unearned premiums can take 90 days or longer. The increase is a by-product of the Company's seasonal growth in this lending category as of March 31, 2001 and is expected to be a temporary increase based upon the Company's past experience with these loans. In addition, increases of residential and commercial real estate nonaccruals of $2.9 million and $2.3 million, respectively, were primarily a result of the Company's acquisition of Cohoes.

     The Company acquired $784 thousand in foreclosed and repossessed property as part of the Cohoes Acquisition, contributing to the $324 thousand net increase in these assets as of September 30, 2001.

Allowance and Provision For Loan Losses
---------------------------------------

     The allowance for loan losses at September 30, 2001 was $30.0 million, up from $22.3 million at March 31, 2001. The allowance as a percentage of nonperforming loans decreased from 260.0% at March 31, 2001 to 180.0% at September 30, 2001. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. Net charge-offs for the three months ended September 30, 2001 were $618 thousand, down from $754 thousand for the same period in 2000. For the six months ended September 30, 2001, net charge-offs were $1.0 million, down from the $1.3 million in 2000.

     As a result of management's analysis of the risk characteristics of the lending portfolio, as well as the trends and levels of nonperforming and other delinquent loans, a provision for loan losses of $1.4 million was recorded for the three months ended September 30, 2001. The $1.4 million provision is up $150 thousand from the $1.3 million provision recorded for the three months ended September 30, 2000. For the six months ended September 30, 2001, the Company recorded a provision for loan losses of $2.8 million, up slightly from $2.7 million in the prior year. In addition, a $5.8 million allowance was acquired in the Cohoes Acquisition during April 2001. The provision as a percentage of average loans declined from 0.60% for the three months ended September 30, 2000 to 0.37% in 2001. The decline is primarily a result of the increase in average balances of loans outstanding from $848.3 million for the three months ended September 30, 2000 to $1.5 billion for the three months ended September 30, 2001, in addition to a decrease in net charge-offs. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. The growth in loan balances, net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and nonperforming loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

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

     Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive as of September 30, 2001. As a result, rising interest rates projected over a 12-month horizon are estimated to have a positive effect on net interest income; conversely, falling interest rates projected over the same 12-month horizon are estimated to have a negative effect on net interest income. Management makes certain assumptions in relation to prepayment speeds for loans, CMO's and mortgage-backed securities, which would prepay much faster in a falling rate scenario, and slower in a rising rate scenario. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income. The Company's purchases of securities, retention of fixed rate loan products, utilization of longer term borrowings, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

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

     The Company's cash inflows result primarily from loan repayments; sales; maturities, principal payments, and calls of securities; new deposits; and borrowings from the Federal Home Loan Bank of New York. The Company's cash outflows consist of new loan originations; security purchases; deposit withdrawals; operating expenses; and treasury stock purchases. The Cohoes Acquisition also resulted in a significant cash outflow during the six months ended September 30, 2001. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

CAPITAL RESOURCES
-----------------

     Consistent with its goal to operate a sound and profitable financial organization, the Company continues to maintain its classification as a "well-capitalized" institution in accordance with regulatory standards. Total equity was $224.2 million at September 30, 2001, 11.51% of total assets on that date. As of March 31, 2001, total equity was $216.1 million or 17.88% of total assets. Ratios of tangible equity to tangible assets were 9.60% and 17.10% as

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


of September 30, 2001 and March 31, 2001, respectively. These reductions in the equity to assets ratios are a result of the Cohoes Acquisition and are reflective of management's objectives to leverage its capital through asset growth, mergers and acquisitions, and share repurchases. Management anticipates that these ratios will decline further upon completion of the acquisition of Ambanc, however the Bank will continue to be adequately capitalized. The Company is currently executing a 10% share repurchase program. As of September 30, 2001 the Company had an additional 85 thousand shares to acquire under its current repurchase program. As of September 30, 2001, the Company and the Bank exceeded all of its regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES
-----------------------------------

     For the three months ended September 30, 2001, total other operating income was $2.7 million, up from $834 thousand in 2000. For the six months ended September 30, 2001, total other operating income was $5.3 million, up from $1.5 million in 2000. Other operating income is composed primarily of service charges on deposit accounts, net gain on sales of loans held for sale, and other income. Income from service charges on deposit accounts increased from $444 thousand for the three months ended September 30, 2000 to $1.1 million in 2001. For the six months ended September 30, 2001 service charges on deposit accounts increased from $887 thousand in 2000 to $2.1 million in 2001. These increases were primarily a result of the Cohoes Acquisition and its resultant increase in deposit accounts. The net gain on sales of loans held for sale was $114 thousand for the six months ended September 30, 2001, as the Company completed a sale of a portion of its fixed rate performing residential real estate loans during the quarter ended June 30, 2001. The sale of these loans commenced in the previous fiscal year. Other income was $1.5 million for the three months ended September 30, 2001 as compared to $326 thousand for the same period in 2000. Other income increased $2.3 million to $2.9 million for the six months ended September 30, 2001 from $544 thousand in 2000. This increase is primarily a result of the recognition of commissions and other income from a new insurance agency subsidiary of the Company (Bostwick) and commissions on sales of nondeposit investment products through its brokerage subsidiary, now known as Hudson River Financial Services. This brokerage subsidiary was acquired as part of the Cohoes Acquisition. Additionally, during the six months ended September 30, 2000 the Company recorded a loss in relation to the Company's equity investment in a mortgage company.

     Total other operating expenses were $12.3 million for the three months ended September 30, 2001, up from $7.7 million from the same period in 2000. For the six months ended September 30, 2001, total other operating expenses were $24.0 million, up $8.7 million from the same period a year earlier. The increases in both time periods were due to higher expenses in compensation and benefits, occupancy, equipment, postage and item transportation, goodwill and other intangibles amortization, and other expenses, partially offset by a reduction in legal and other professional fees. Additionally, the Company incurred $959 thousand during the three months ended September 30, 2000 in nonrecurring expenses associated with the Company's terminated merger with Cohoes.

     Compensation and benefits increased $2.4 million to $5.8 million for the three months ended September 30, 2001 from $3.4 million in 2000. For the six months ended September 30, 2001 compensation and benefits increased to $11.1 million from $6.8 million for the same period in 2000. This increase is substantially the result of the Cohoes Acquisition with the addition of 20 branches in April 2001. In addition, expenses relating to the Company's ESOP increased $400 thousand from the six months ended September 30, 2000 due to the increase in the Company's stock price.

     Occupancy expense for the three months ended September 30, 2001 was $944 thousand, up $438 thousand from the $506 thousand for the same period in the prior year. On a year to date basis, occupancy expense increased to $1.9 million in 2001 from $1.0 million in 2000. Equipment expenses for the three months ended September 30, 2001 were $1.2 million, up from $659 thousand in 2000. For the six months ended September 30, 2001, equipment expenses increased $850 thousand to $2.3 million as compared to 2000. These expenses were higher due primarily to the Cohoes Acquisition.

     Legal and other professional fees decreased to $408 thousand for the three months ended September 30, 2001, down from $1.1 million in 2000. For the six months ended September 30, 2001, legal and other professional fees were $679 thousand, down from $1.4 million for the same period in 2000. These decreases are attributed to expenses incurred in the 2000 periods associated with the Company's defense of a hostile takeover attempt.

     Postage and item transportation fees increased from $233 thousand during the three months ended September 30, 2000 to $340 thousand during the same period in 2001. For the six months ended September 30,

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


2001, fees associated with postage and item transportation increased from $422 thousand in 2000 to $661 thousand in 2001. These increases are attributed to higher expenses associated with the Cohoes Acquisition due to the increase in the Company's branch network, as well as expenses associated with the notification to the Company's customers of the Company's policy concerning privacy of customer information.

     Goodwill and other intangibles amortization expense was $725 thousand for the three months ended September 30, 2001, up from $282 thousand for the same period in 2000. For the six months ended September 30, 2001, goodwill and other intangibles amortization expense was $1.5 million in 2001, up from $563 thousand in 2000. The increase relates to the goodwill associated with the Cohoes Acquisition, as well as the Company's additional equity investment in The Bostwick Group, an insurance agency.

     Other expenses were $2.4 million for the three months ended September 30, 2001, an increase of $1.1 million from $1.3 million for the same period in 2000. For the six months ended September 30, 2001, other expenses were $5.0 million, up from $2.6 million in 2000. The increase is the result of general increases associated with the Cohoes Acquisition.

TAX EXPENSE
-----------

     Tax expense increased from $1.6 million for the three months ended September 30, 2000 to $3.4 million for the comparable period in 2001. For the six months ended September 30, 2001, tax expense was $6.8 million in 2001, up from $3.1 million in 2000. These increases are primarily the result of higher income before tax expense. The increase in the Company's effective tax rate to 41.6% in the current year is primarily attributed to the nondeductible nature of goodwill amortization resulting from the Cohoes Acquisition.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


Table A. Financial Highlights

                                                                       At or                            At or
                                                           For the Three Months Ended         For the Six Months Ended
                                                                   September 30,                    September 30,
                                                            -------------------------         -------------------------
                                                              2001             2000             2001             2000
                                                            --------         --------         --------         --------
Financial Ratios
----------------
Basic earnings per share                                    $   0.35         $   0.20         $   0.69         $   0.39
Diluted earnings per share                                      0.34             0.20             0.68             0.39
Return on average assets(1)                                     1.00%            0.94%            1.05%            0.93%
Return on average equity(1)                                     8.52             5.39             8.57             5.35
Return on average tangible equity(1)                           10.46             5.71            10.35             5.67
Dividend payout ratio                                          26.60            25.68            23.89            26.39
Net interest rate spread                                        3.69             3.64             3.80             3.71
Net interest margin(1)                                          4.25             4.53             4.42             4.58
Efficiency ratio(2)                                            52.03            48.39            52.06            50.87
Expense ratio(1)(2)                                             2.37             2.21             2.46             2.33

                                                                                  At Period Ended
                                                          -------------------------------------------------------------
                                                                                                      March 31,
                                                          September 30,      June 30,         -------------------------
                                                              2001             2001             2001             2000
                                                            --------         --------         --------         --------
Share Information
-----------------
Book value per share                                        $  16.37         $  16.06         $  15.78         $  14.50
Book value per share, including unallocated
   ESOP shares and unvested RRP shares                         14.72            14.41            14.15            12.85
Tangible book value per share                                  13.37            13.02            14.95            13.66
Tangible book value per share, including unallocated
   ESOP shares and unvested RRP shares                         12.03            11.68            13.40            12.11
Closing market price                                           20.01            18.10            13.94            10.00

Capital Ratios
--------------
Equity to total assets                                         11.51%           11.66%           17.88%           17.46%
Tangible equity to tangible assets                              9.60             9.66            17.10            16.62

Asset Quality Ratios
--------------------
Non-performing loans to total loans                             1.10%            1.06%            0.97%            1.25%
Non-performing assets to total assets                           0.91             0.90             0.77             1.04
Allowance for loan losses to:
   Loans                                                        1.98             1.93             2.53             2.38
   Nonperforming loans                                        179.97           182.79           259.96           190.50

(1)  Annualized for the three and six month periods.
(2) Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, goodwill and other intangibles amortization for each period. Ratios for the periods ended September 30, 2000 exclude pre-tax nonrecurring merger expenses and other nonrecurring expenses.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


Table B. Average Balances, Interest, and Yields

                                                                        Three Months Ended September 30,
                                                   ----------------------------------------------------------------------------
                                                                   2001                                   2000
                                                   -------------------------------------- -------------------------------------
                                                     Average                    Average     Average                  Average
(In thousands)                                       Balance     Interest     Yield/Rate    Balance     Interest   Yield/Rate
                                                   -------------------------------------- -------------------------------------
Earning assets

Federal funds sold                                  $    90,671     $   774        3.39%   $        --     $    --          --%
Securities available for sale (1)                       178,667       2,845        6.32        232,352       3,976        6.79
Securities held to maturity                                  --          --          --          4,931          84        6.76
Federal Home Loan Bank of New York stock                 18,059         240        5.27          9,428         171        7.20
Loans (2)                                             1,511,767      30,798        8.08        848,321      18,542        8.67
                                                   -------------------------------------- -------------------------------------
     Total earning assets                             1,799,164      34,657        7.64%     1,095,032      22,773        8.25%
                                                                -------------------------              ------------------------

Cash and due from banks                                  33,201                                 14,912
Allowance for loan losses                               (29,330)                               (20,633)
Other nonearning assets                                 109,160                                 69,591
                                                   -------------                          -------------
     Total assets                                   $ 1,912,195                            $ 1,158,902
                                                   =============                          =============


Interest-bearing liabilities

Savings accounts                                    $   332,913     $ 2,168        2.58%   $   175,813    $  1,124        2.54%
N.O.W. and money market accounts                        195,538       1,079        2.19        127,079         805        2.51
Time deposit accounts                                   619,691       7,632        4.89        381,368       5,144        5.35
Mortgagors' escrow deposits                              15,988         101        2.51         10,235          54        2.09
Securities sold under agreements to repurchase           18,027         152        3.35          4,149          56        5.35
Short-term FHLB advances                                 31,957         314        3.90        156,905       2,642        6.68
Long-term FHLB borrowings                               328,238       3,928        4.75         27,991         432        6.12
                                                   -------------------------------------- -------------------------------------
     Total interest-bearing liabilities               1,542,352      15,374        3.95%       883,540      10,257        4.61%
                                                                -------------------------              ------------------------

Noninterest-bearing deposits                            120,881                                 55,001
Other noninterest-bearing liabilities                    25,512                                 18,274
Shareholders' equity                                    223,450                                202,087
                                                   -------------                          -------------
     Total liabilities and shareholders' equity     $ 1,912,195                            $ 1,158,902
                                                   =============                          =============

Net interest income                                                $ 19,283                               $ 12,516
                                                                ============                           ============

Net interest spread                                                                3.69%                                 3.64%
                                                                            =============                          ============

Net interest margin                                                                4.25%                                 4.53%
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


                                                                     (continued)

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


Table B. (continued)

                                                                          Six Months Ended September 30,
                                                     --------------------------------------------------------------------------
                                                                     2001                                 2000
                                                     ------------------------------------  ------------------------------------
                                                       Average                 Average       Average                 Average
(In thousands)                                         Balance     Interest  Yield/Rate      Balance    Interest   Yield/Rate
                                                     ------------------------------------  ------------------------------------
Earning assets

Federal funds sold                                     $   50,689    $   890       3.50%    $       34      $    1       5.87%
Loans held for sale                                         2,635         89       6.74%            --          --         --
Securities available for sale (1)                         189,733      6,169       6.49        232,351       7,984       6.85
Securities held to maturity                                    --         --         --          6,648         225       6.75
Federal Home Loan Bank of New York stock                   17,416        507       5.81          9,024         316       6.98
Loans receivable (2)                                    1,445,546     59,223       8.17        841,116      36,389       8.63
                                                     ------------------------------------  ------------------------------------
     Total earning assets                              $1,706,019     66,878       7.82%    $1,089,173      44,915       8.23%
                                                                  -----------------------              ------------------------

Cash and due from banks                                    24,305                               14,675
Allowance for loan losses                                 (28,313)                             (20,258)
Other nonearning assets                                   106,284                               69,150
                                                     -------------                         ------------
     Total assets                                      $1,808,295                           $1,152,740
                                                     =============                         ============


Interest-bearing liabilities

Savings accounts                                       $  313,913   $  4,059       2.58%    $  177,095    $  2,252       2.54%
N.O.W. and money market accounts                          184,590      2,045       2.21        127,130       1,604       2.52
Time deposit accounts                                     600,721     14,962       4.97        384,896      10,144       5.26
Mortgagors' escrow deposits                                13,825        172       2.48          8,918          94       2.10
Securities sold under agreements to repurchase             18,209        329       3.60          4,137         108       5.21
Short-term FHLB advances                                   39,963        892       4.45        147,514       4,834       6.54
Long-term FHLB borrowings                                 271,862      6,616       4.85         29,289         894       6.09
                                                     ------------------------------------  ------------------------------------
     Total interest-bearing liabilities                 1,443,083     29,075       4.02%       878,979      19,930       4.52%
                                                                  -----------------------              ------------------------

Noninterest-bearing deposits                              112,056                               53,314
Other noninterest-bearing liabilities                      31,969                               19,467
Shareholders' equity                                      221,187                              200,980
                                                     -------------                         ------------
     Total liabilities and shareholders' equity        $1,808,295                           $1,152,740
                                                     =============                         ============

Net interest income                                                 $ 37,803                              $ 24,985
                                                                  ===========                          ============

Net interest spread                                                                3.80%                                 3.71%
                                                                             ============                          ============

Net interest margin                                                                4.42%                                 4.58%
                                                                             ============                          ============

(1)  Average balances include fair value adjustment.
(2)  Average balances include nonaccrual loans.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


Table C. Volume and Rate Analysis

                                                                Three Months Ended                     Six Months Ended
                                                                  September 30,                         September 30,
                                                       ----------------------------------       ---------------------------------
                                                                   2001 vs 2000                          2001 vs 2000
                                                       ----------------------------------       ---------------------------------
                                                          Due To      Due To        Net          Due To      Due To       Net
(In thousands)                                            Volume       Rate       Change         Volume       Rate       Change
                                                       ----------------------------------       ---------------------------------
Interest income

     Federal funds sold                                 $  774      $   --        $  774         $  889      $   --      $  889
     Loans held for sale                                    --          --            --             89          --          89
     Securities available for sale                        (870)       (261)       (1,131)        (1,404)       (411)     (1,815)
     Securities held to maturity                           (84)         --           (84)          (225)         --        (225)
     Federal Home Loan Bank of New York stock              124         (55)           69            252         (61)        191
     Loans                                              13,595      (1,339)       12,256         24,858      (2,024)     22,834
                                                       ----------------------------------       ---------------------------------
     Total interest income                              13,539      (1,655)       11,884         24,459      (2,496)     21,963
                                                       ----------------------------------       ---------------------------------


Interest expense

     Savings accounts                                   $1,023      $   21        $1,044         $1,768      $   39      $1,807
     N.O.W. and money market accounts                      389        (115)          274            655        (214)        441
     Time deposit accounts                               2,969        (481)        2,488          5,403        (585)      4,818
     Mortgagors' escrow deposits                            35          12            47             59          19          78
     Securities sold under agreements to repurchase        124         (28)           96            264         (43)        221
     Short-term FHLB advances                           (1,529)       (799)       (2,328)        (2,743)     (1,199)     (3,942)
     Long-term FHLB borrowings                           3,614        (118)        3,496          5,939        (217)      5,722
                                                       ----------------------------------       ---------------------------------
     Total interest expense                              6,625      (1,508)        5,117         11,345      (2,200)      9,145
                                                       ----------------------------------       ---------------------------------

Net interest income                                     $6,914      $ (147)       $6,767         $13,114     $ (296)    $12,818
                                                       ==================================       =================================


Note: Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


Table D. Loan Portfolio Analysis

                                                      September 30,                               March 31,
                                                --------------------------  ------------------------------------------------------
(In thousands)                                            2001                        2001                        2000
                                                --------------------------  --------------------------  --------------------------
                                                  Amount             %         Amount            %         Amount            %
                                                ------------   -----------  ------------   -----------  ------------   -----------
Loans secured by real estate:
     Residential                                  $ 916,992         60.8%     $ 515,584         58.4%     $ 491,811         59.7%
     Commercial                                     344,435         22.8        167,344         19.0        138,891         16.9
     Construction                                    16,477          1.1          9,306          1.1          9,144          1.1
                                                ------------   -----------  ------------   -----------  ------------   -----------
          Total loans secured by real estate     $1,277,904         84.7%     $ 692,234         78.5%     $ 639,846         77.7%
                                                ------------   -----------  ------------   -----------  ------------   -----------

Other loans:
     Manufactured housing                          $ 72,016          4.8%      $ 75,287          8.6%      $ 81,542          9.9%
     Commercial                                     101,222          6.7         60,311          6.9         37,167          4.5
     Financed insurance premiums                     31,667          2.1         38,216          4.3         51,796          6.3
     Consumer                                        27,096          1.8         17,943          2.0         15,536          1.9
                                                ------------   -----------  ------------   -----------  ------------   -----------
          Total other loans                       $ 232,001         15.4%     $ 191,757         21.8%     $ 186,041         22.6%
                                                ------------   -----------  ------------   -----------  ------------   -----------

Unearned discount and net deferred loan
     origination fees and costs                       (586)         (0.1)        (2,579)        (0.3)        (2,032)        (0.3)
                                                ------------   -----------  ------------   -----------  ------------   -----------
     Total loans                                 $1,509,319        100.0%     $ 881,412        100.0%     $ 823,855        100.0%
                                                               ===========                 ===========                 ===========
Allowance for loan losses                           (29,958)                    (22,325)                    (19,608)
                                                ------------                ------------                ------------
          Net loans                              $1,479,361                   $ 859,087                   $ 804,247
                                                ============                ============                ============

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


Table E. Nonperforming Assets

                                                                                                March 31,
                                                                   September 30,       ----------------------------
(In thousands)                                                          2001              2001            2000
                                                                   ---------------     ------------   -------------

Nonperforming loans
     Residential real estate                                            $   4,924         $  2,050        $  3,199
     Commercial real estate                                                 3,198              849           2,536
     Commercial loans                                                         317               --             137
     Manufactured housing                                                   3,067            3,169           1,911
     Financed insurance premiums                                            4,870            2,439           2,453
     Consumer                                                                 139               81              57
                                                                   ---------------     ------------   -------------
Total nonaccrual loans                                                  $  16,515         $  8,588        $ 10,293

Accruing loans past due 90 days or more
and still accruing interest                                                   131               --              --
                                                                   ---------------     ------------   -------------
Total nonperforming loans                                               $  16,646         $  8,588        $ 10,293
                                                                   ===============     ============   =============

Foreclosed and repossessed property
     Residential real estate                                            $     212         $    161        $     85
     Commercial real estate                                                    39               --             377
     Repossessed property                                                     849              615           1,179
                                                                   ---------------     ------------   -------------
Total foreclosed and repossessed property                               $   1,100         $    776        $  1,641
                                                                   ===============     ============   =============

Total nonperforming assets                                              $  17,746         $  9,364        $ 11,934
                                                                   ===============     ============   =============
Allowance for loan losses                                               $  29,958         $ 22,325        $ 19,608
                                                                   ===============     ============   =============

Allowance to nonperforming loans                                          179.97%          259.96%         190.50%
Nonperforming assets to total assets                                        0.91%            0.77%           1.04%
Nonperforming loans to total loans                                          1.10%            0.97%           1.25%

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)


Table F. Loan Loss Experience

                                                                            Three Months Ended             Six Months Ended
(In thousands)                                                                 September 30,                 September 30,
                                                                         --------------------------    --------------------------
                                                                             2001          2000            2001          2000
                                                                         ------------  ------------    -------------  -----------

Loans outstanding (end of period)                                         $1,509,319      $857,631       $1,509,319     $857,631
                                                                         ============  ============    =============  ===========

Average loans outstanding (period to date)                                $1,511,767      $848,321       $1,445,546     $841,116
                                                                         ============  ============    =============  ===========

Allowance for loan losses at beginning of period                            $ 29,151       $20,524          $22,325      $19,608

Loan charge-offs:

          Residential real estate                                                (96)          (86)            (109)        (142)

          Commercial real estate                                                (172)         (283)            (172)        (510)

          Commercial loans                                                        --            --               --           --

          Manufactured housing                                                  (437)         (384)            (805)        (682)

          Consumer                                                               (79)          (44)            (140)         (72)

          Financed insurance premiums                                           (219)         (164)            (450)        (310)
                                                                         ------------  ------------    -------------  -----------

                     Total charge-offs                                        (1,003)         (961)          (1,676)      (1,716)
                                                                         ------------  ------------    -------------  -----------

Loan recoveries:

          Residential real estate                                                 61            31               66          108

          Commercial real estate                                                  70            64               75           68

          Commercial loans                                                        --            10               --           10

          Manufactured housing                                                    36            39               67           80

          Consumer                                                                12            14               34           25

          Financed insurance premiums                                            206            49              409          162
                                                                         ------------  ------------    -------------  -----------

                     Total recoveries                                            385           207              651          453
                                                                         ------------  ------------    -------------  -----------

Loan charge-offs, net of recoveries                                             (618)         (754)          (1,025)      (1,263)

Provision charged to operations                                                1,425         1,275            2,825        2,700

Allowance acquired                                                                --            --            5,833           --

                                                                         ------------  ------------    -------------  -----------
Allowance for loan losses at end of period                                  $ 29,958      $ 21,045        $ 29,958       $ 21,045
                                                                         ============  ============    =============  ===========

Ratio of net charge-offs to average loans
          outstanding (annualized)                                             0.16%         0.35%            0.14%        0.30%
                                                                         ============  ============    =============  ===========

Provision to average loans outstanding (annualized)                            0.37%         0.60%            0.39%        0.64%
                                                                         ============  ============    =============  ===========

Allowance to loans outstanding                                                 1.98%         2.45%            1.98%        2.45%
                                                                         ============  ============    =============  ===========

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

               None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

               None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held an annual meeting of shareholders on August 17, 2001. At the meeting, proposals to (i) Elect Directors Jones, Phelan, and Robinson for three year terms, and (ii) Ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending March 31, 2002 were approved. The votes cast for and against these proposals, and the number of abstentions with respect to each of these proposals, were as follows:

                              Election of Directors
                              ---------------------

                                        For                Withheld
                                        ---                --------
          William H. Jones           13,231,807             63,954
          Joseph W. Phelan           13,219,745             76,016
          Harry L. Robinson          12,599,144            696,617


                Ratification of KPMG LLP as Independent Auditors
                ------------------------------------------------

             For                       Against           Abstentions
             ---                       -------           -----------
          13,255,545                   17,656               22,560

                           Hudson River Bancorp, Inc.
                           Part II - Other Information
                                   (continued)


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

                    A current report on Form 8-K was filed with the SEC on September 18, 2001 to announce the Company's entering into a definitive agreement to acquire Ambanc Holding Co., Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HUDSON RIVER BANCORP, INC.


     11/13/01                           /s/  Carl A. Florio
-----------------                       ---------------------------------------
       Date                             Carl A. Florio, Director, President and
                                        Chief Executive Officer (Principal
                                        Executive and Operating Officer)


     11/13/01                           /s/  Timothy E. Blow
-----------------                       ---------------------------------------
       Date                             Timothy E. Blow, Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)