Form 10-Q
period 2001-12-31
HUDSON RIVER BANCORP INC
filed 2002-02-13
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

     As of February 3, 2002, there were issued and outstanding 15,225,568 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX


PART I.  FINANCIAL INFORMATION

     ITEM 1. Financial Statements (unaudited)

               Consolidated Balance Sheets at December 31, 2001 and March 31,
               2001

               Consolidated Income Statements for the three and nine months ended December 31, 2001 and 2000

               Consolidated Statements of Cash Flows for the nine months ended December 31, 2001 and 2000

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

     ITEM 3. Defaults Upon Senior Securities

     ITEM 4. Submission of Matters to a Vote of Security Holders

     ITEM 5. Other Information

     ITEM 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

Item 1. Financial Statements

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                 December 31,    March 31,
(In thousands, except share and per share data)                      2001           2001
                                                                 -----------    -----------
Assets
Cash and due from banks                                          $    29,920    $    23,938
Federal funds sold                                                   141,112         14,700
                                                                 -----------    -----------
Cash and cash equivalents                                            171,032         38,638
                                                                 -----------    -----------

Loans held for sale                                                       --         15,108
Securities available for sale, at fair value                         159,029        213,886
Securities held to maturity (fair value of $0 and $3,659)                 --          3,602
Federal Home Loan Bank of New York (FHLB) stock, at cost              19,487         12,070

Loans                                                              1,479,000        881,412
Allowance for loan losses                                            (30,575)       (22,325)
                                                                 -----------    -----------
     Net loans                                                     1,448,425        859,087
                                                                 -----------    -----------

Accrued interest receivable                                            8,773          6,614
Premises and equipment, net                                           24,865         19,125
Other real estate owned (OREO) and repossessed property                1,316            776
Goodwill and other intangibles, net                                   40,346         11,346
Other assets                                                          43,115         28,721
                                                                 -----------    -----------
     Total assets                                                $ 1,916,388    $ 1,208,973
                                                                 ===========    ===========

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
     Savings                                                         344,202        173,301
     N.O.W. and money market                                         213,371        132,697
     Time deposits                                                   605,231        381,635
     Noninterest-bearing                                             119,216         62,519
                                                                 -----------    -----------
          Total deposits                                           1,282,020        750,152
                                                                 -----------    -----------

  Securities sold under agreements to repurchase                      13,469         10,201
  Short-term FHLB advances                                                --         82,000
                                                                 -----------    -----------
          Total short-term borrowings                                 13,469         92,201
                                                                 -----------    -----------

  Long-term FHLB borrowings                                          358,908        112,900
  Mortgagors' escrow deposits                                         11,324          5,889
  Other liabilities                                                   23,724         31,698
                                                                 -----------    -----------
          Total liabilities                                        1,689,445        992,840
                                                                 -----------    -----------

Shareholders' Equity:
  Preferred stock, $.01 par value, Authorized 5,000,000 shares            --             --
  Common stock, $.01 par value, Authorized 40,000,000 shares;
          Issued 17,853,750 shares                                       179            179
  Additional paid-in capital                                         174,732        174,732
  Unallocated common stock held by ESOP                              (14,037)       (14,037)
  Unvested restricted stock awards                                    (4,374)        (5,447)
  Treasury stock, at cost (2,628,182 and 2,575,545 shares)           (28,169)       (27,591)
  Retained earnings, substantially restricted                         98,553         88,112
  Accumulated other comprehensive income                                  59            185
                                                                 -----------    -----------
          Total shareholders' equity                                 226,943        216,133
                                                                 -----------    -----------
          Total liabilities and shareholders' equity             $ 1,916,388    $ 1,208,973
                                                                 ===========    ===========

See accompanying notes to unaudited consolidated interim financial statements.

                                                  Hudson River Bancorp, Inc.
                                                Consolidated Income Statements
                                                          (unaudited)


                                                                               For the Three                     For the Nine
                                                                          Months Ended December 31,        Months Ended December 31,
                                                                           -----------------------         -------------------------
(In thousands, except per share data)                                        2001           2000             2001            2000
                                                                           -------        --------         --------        --------
Interest income:
     Loans, including fees                                                 $29,749        $ 19,107         $ 88,972        $ 55,496
     Securities available for sale                                           2,539           3,938            8,708          11,922
     Securities held to maturity                                                --              83               --             308
     Federal funds sold                                                        754              --            1,644               1
     Loans held for sale                                                        --               8               89               8
     Federal Home Loan Bank of New York stock                                  245             197              752             513
                                                                           -------        --------         --------        --------
           Total interest income                                            33,287          23,333          100,165          68,248
                                                                           -------        --------         --------        --------

Interest expense:
     Deposits                                                               10,048           7,157           31,286          21,251
     Securities sold under agreements to repurchase                             82              55              411             163
     Short-term FHLB advances                                                   99           2,736              991           7,570
     Long-term FHLB borrowings                                               4,195             730           10,811           1,624
                                                                           -------        --------         --------        --------
           Total interest expense                                           14,424          10,678           43,499          30,608
                                                                           -------        --------         --------        --------

           Net interest income                                              18,863          12,655           56,666          37,640
Provision for loan losses                                                    1,425           1,200            4,250           3,900
                                                                           -------        --------         --------        --------
           Net interest income after
               provision for loan losses                                    17,438          11,455           52,416          33,740
                                                                           -------        --------         --------        --------

Other operating income:
     Service charges on deposit accounts                                     1,214             513            3,350           1,400
     Loan servicing income                                                      58              30              164              94
     Net securities transactions                                                --             708               30             741
     Net gain (loss) on sales of loans held for sale                            27            (605)             141            (605)
     Other income                                                            1,646             379            4,525             923
                                                                           -------        --------         --------        --------
           Total other operating income                                      2,945           1,025            8,210           2,553
                                                                           -------        --------         --------        --------

Other operating expenses:
     Compensation and benefits                                               6,028           3,398           17,087          10,246
     Occupancy                                                                 944             524            2,798           1,533
     Equipment                                                               1,172             710            3,510           2,198
     OREO and repossessed property                                              51             213              226             506
     Advertising                                                               281             348              990             958
     Legal and other professional fees                                         360             438            1,039           1,868
     Postage and item transportation                                           261             234              922             656
     Goodwill and other intangibles amortization                               729             282            2,185             845
     Other expenses                                                          2,120           1,450            7,167           4,073
                                                                           -------        --------         --------        --------
           Total other operating expenses                                   11,946           7,597           35,924          22,883
                                                                           -------        --------         --------        --------
Income before tax expense                                                    8,437           4,883           24,702          13,410
Tax expense                                                                  3,492           1,818           10,256           4,957
                                                                           -------        --------         --------        --------
           Net income                                                      $ 4,945        $  3,065         $ 14,446        $  8,453
                                                                           =======        ========         ========        ========

Basic earnings per share                                                   $  0.36        $   0.23         $   1.05        $   0.62
                                                                           =======        ========         ========        ========
Diluted earnings per share                                                 $  0.35        $   0.22         $   1.02        $   0.62
                                                                           =======        ========         ========        ========


See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               For the Nine Months Ended
                                                                                      December 31,
                                                                               -------------------------
    (In thousands)                                                                  2001        2000
                                                                                 ---------    --------
    Cash flows from operating activities:
      Net income                                                                 $  14,446    $  8,453
      Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
        Depreciation                                                                 2,866       1,724
        Goodwill and other intangibles amortization                                  2,185         845
        Provision for loan losses                                                    4,250       3,900
        Amortization of restricted stock awards                                        533         568
        Net securities transactions                                                    (30)       (741)
        Net (gain) loss on sales of loans held for sale                               (141)        605
        Proceeds from sales of loans held for sale                                  22,168          --
        Adjustments of OREO and repossessed property to fair value                     943         563
        Net gain on sales of OREO and repossessed property                          (1,364)     (1,205)
        Net loss on disposal of premises and equipment                                 233         130
        Net decrease (increase) in accrued interest receivable                       1,285        (803)
        Net (increase) decrease in other assets                                     (7,576)        772
        Net decrease in other liabilities                                          (18,170)    (28,549)
                                                                                 ---------    --------
          Net cash provided by (used in) operating activities                       21,628     (13,738)
                                                                                 ---------    --------

    Cash flows from investing activities:
      Net cash used in acquisition activity                                       (131,510)         --
      Proceeds from sales of securities available for sale                          56,934       1,893
      Proceeds from maturities, calls and paydowns of securities available
        for sale                                                                    51,075      11,467
      Purchases of securities available for sale                                   (10,550)       (116)
      Proceeds from maturities, calls and paydowns of securities held to
        maturity                                                                        --       6,404
      Purchase of FHLB stock                                                        (3,483)     (3,835)
      Redemption of FHLB stock                                                       2,002          --
      Net loans repaid by (made to) customers                                       17,278     (54,733)
      Proceeds from sales of and payments received on OREO
        and repossessed property                                                     3,454       3,945
      Proceeds from sale of premises and equipment                                     333          --
      Purchases of premises and equipment                                           (2,478)     (2,066)
                                                                                 ---------    --------
          Net cash used in investing activities                                    (16,945)    (37,041)
                                                                                 ---------    --------

    Cash flows from financing activities:
      Net increase (decrease) in deposits                                           29,766     (13,911)
      Net increase in securities sold under agreements to repurchase                    --       1,349
      Net (decrease) increase in short-term borrowings                             (85,202)     55,150
      Issuance of long-term FHLB borrowings                                        220,000      30,000
      Repayment of long-term FHLB borrowings                                       (30,954)    (10,200)
      Net (decrease) increase in mortgagors' escrow deposits                        (1,856)      2,307
      Net proceeds from exercise of stock options                                    1,074          --
      Dividends paid                                                                (3,543)     (2,126)
      Purchase of treasury stock                                                    (1,574)     (3,245)
                                                                                 ---------    --------
          Net cash provided by financing activities                                127,711      59,324
                                                                                 ---------    --------

Net increase in cash and cash equivalents                                          132,394       8,545
Cash and cash equivalents at beginning of period                                    38,638      16,612
                                                                                 ---------    --------
Cash and cash equivalents at end of period                                       $ 171,032    $ 25,157
                                                                                 =========    ========

Supplemental cash flow information:
      Interest paid                                                              $  42,962    $ 29,737
      Taxes paid                                                                     6,514       4,243

Supplemental disclosures of non-cash investing and financing activities:
      Loans transferred to OREO and repossessed property                         $   2,789    $  2,657
      Loans transferred to loans held for sale                                       6,919      40,418
      Securities held to maturity transferred to securities available for sale       3,602          --
      Adjustment of securities available for sale to fair value, net of tax           (126)      5,654
      Acquisition activity:
          Fair value of noncash assets acquired                                    683,498          --
          Fair value of liabilities assumed                                        583,021          --


See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

     1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2001. Operating results for the three and nine month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

     2. Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income for the three month periods ended December 31, 2001 and 2000 was $3.9 million and $7.2 million, respectively. Comprehensive income for the nine month periods ended December 31, 2001 and 2000 was $14.3 million and $14.1 million, respectively.

     3. On April 20, 2001, the Company completed its acquisition of Cohoes Bancorp, Inc. ("Cohoes") paying $19.50 in cash for each share of Cohoes common stock outstanding. The total consideration of approximately $151.0 million was funded through the sale of securities and loans held for sale, and by long-term borrowings. Goodwill amounting to $31.0 million was recorded relating to this transaction. Cohoes had total assets of $684.1 million and total deposits of $500.2 million as of April 20, 2001. Its 20 branches within Albany, Schenectady, Rensselaer, Greene, Saratoga and Warren counties were added to the Bank's branch network.

     A summary of pro forma combined financial information for the Company and Cohoes for the nine months ended December 31, 2000, as if the transaction had occurred on April 1, 2000, is as follows (information below in thousands, except per share data):

                 Net interest income                   $53,092
                 Other operating income                  5,549
                 Net income                              9,382
                 Basic and diluted earning per share   $  0.69

     As the transaction was completed on April 20, 2001, management believes that pro forma combined financial information for the Company and Cohoes for the nine months ended December 31, 2001, as if the transaction had occurred on April 1, 2001, would not be materially different than the financial results actually reported for the nine months ended December 31, 2001.

     On September 4, 2001, the Company entered into an Agreement and Plan of Merger (the "Agreement") whereby Ambanc Holding Co., Inc. ("Ambanc") will be merged with and into the Company's subsidiary bank, Hudson River Bank & Trust Company. The Agreement provides that Ambanc shareholders will receive $21.50 per share in cash for each share of Ambanc stock they own. The total consideration is approximately $100 million and the transaction is expected to close during the quarter ended March 31, 2002, subject to regulatory approval. Ambanc had total assets of $670.8 million and total deposits of $475.7 million as of December 31, 2001. Its 15 branches are located in Montgomery, Fulton, Schenectady, Saratoga, Albany, Chenango and Schoharie counties and are expected to be added to the Bank's branch network.

         4. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS No. 133, as amended, as of April 1, 2001. The adoption of this Statement did not have an impact on the Company's consolidated financial statements, as the Company currently does not have any freestanding derivative instruments or derivative instruments embedded in other contracts. In accordance with the provisions of SFAS No. 133, the Company transferred $3.6 million of securities held to maturity to securities available for sale.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $39.6 million, which will be subject to the transition provisions of SFAS 142. This amount does not include any goodwill that will be created upon the completion of the Company's acquisition of Ambanc Holding Co., Inc. Amortization expense related to goodwill was $1.1 million for the year ended March 31, 2001 and $2.2 million for the nine months ended December 31, 2001. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

     5. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2001 and 2000. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period, calculated using the treasury stock method. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

                                                                For the Three
                                                          Months Ended December 31,
-----------------------------------------------------------------------------------
(In thousands, except for share and per share data)           2001          2000
-----------------------------------------------------------------------------------
Net income                                                $     4,945   $     3,065
                                                          ===========   ===========

Weighted average common shares outstanding                 13,699,392    13,512,312
Dilutive effect of potential common shares outstanding:
        Stock options                                         299,989       130,931
        Restricted stock awards                               148,290        97,199
-----------------------------------------------------------------------------------
Weighted average common shares and potential
    common shares outstanding                              14,147,671    13,740,442
                                                          ===========   ===========

Earnings per share amounts:
    Basic earnings per share                              $      0.36   $      0.23
===================================================================================
    Diluted earnings per share                            $      0.35   $      0.22
===================================================================================

                                                                For the Nine
                                                          Months Ended December 31,
-----------------------------------------------------------------------------------
(In thousands, except for share and per share data)           2001          2000
-----------------------------------------------------------------------------------
Net income                                                $    14,446   $     8,453
                                                          ===========   ===========

Weighted average common shares outstanding                 13,697,757    13,571,496
Dilutive effect of potential common shares outstanding:
        Stock options                                         270,420        55,247
        Restricted stock awards                               126,167        49,334
-----------------------------------------------------------------------------------
Weighted average common shares and potential
    common shares outstanding                              14,094,344    13,676,077
                                                          ===========   ===========

Earnings per share amounts:
    Basic earnings per share                              $      1.05   $      0.62
===================================================================================
    Diluted earnings per share                            $      1.02   $      0.62
===================================================================================

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and subsidiaries (the "Company") during the three and nine months ended December 31, 2001, with comparisons to 2000 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2001 Annual Report on Form 10-K, should be read in conjunction with this review. Amounts in prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

     The Company's primary market area, with 37 full-service branches as of December 31, 2001, consists of the New York counties of Columbia, Rensselaer, Albany, Schenectady, Warren, Greene, Dutchess, and Saratoga. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income is also affected by provisions for loan losses and other operating income, such as loan servicing income and fees on deposit related services; it is also impacted by other operating expenses, such as compensation and occupancy expenses and federal and state income taxes.

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

MERGER AND ACQUISITION ACTIVITY
-------------------------------

     On September 4, 2001, the Company entered into an Agreement and Plan of Merger (the "Agreement") whereby Ambanc Holding Co., Inc. ("Ambanc") will be merged with and into the Company's subsidiary bank, Hudson River Bank & Trust Company. The Agreement provides that Ambanc shareholders will receive $21.50 per share in cash for each share of Ambanc stock they own. The total consideration is approximately $100 million and the transaction is expected to close during the quarter ended March 31, 2002, subject to regulatory approval. At a special meeting of shareholders held by Ambanc on December 10, 2001 the merger was approved by Ambanc's shareholders. Ambanc had total assets of $670.8 million and total deposits of $475.7 million as of December 31, 2001. Its 15 branches are located in Montgomery, Fulton, Schenectady, Saratoga, Albany, Chenango and Schoharie counties and are expected to be added to the Bank's branch network.

     On April 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cohoes Bancorp, Inc. ("Cohoes") to provide for a merger between the Company and Cohoes. At a special meeting of shareholders held by Cohoes on August 17, 2000, the merger was not approved by the requisite vote of Cohoes shareholders. On September 28, 2000, the Company terminated the Merger Agreement with Cohoes. On November 24, 2000, the Company entered into a new agreement to acquire Cohoes for $19.50 in cash for each share of Cohoes common stock outstanding (the "Cohoes Acquisition"). On April 20, 2001, the Company completed the Cohoes Acquisition. The total consideration of approximately $151.0 million was funded through the sale of securities and loans held for sale, and by long-term FHLB borrowings. Goodwill associated with this transaction approximated $31.0 million. Cohoes had total assets of $684.1 million and total deposits of $500.2 million as of April 20, 2001. Its 20 branches located in Albany, Schenectady, Rensselaer, Greene, Saratoga, and Warren counties were added to the Bank's branch network.

     Effective January 1, 2001, the Company acquired an additional equity interest in Bostwick, an insurance agency in which the Company had originally made an equity investment during September 1999. The Company's total investment in the equity of Bostwick exceeded 50% with this additional investment, and as a result, the results of

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Bostwick's operations are consolidated with those of the Company as of the effective date of the additional equity investment.

OVERVIEW
--------

     The Company realized net income for the three months ended December 31, 2001 amounting to $4.9 million, or $0.35 diluted earnings per share, up $1.9 million from the $3.1 million, or $0.22 diluted earnings per share, earned during the three months ended December 31, 2000. Net income for the nine months ended December 31, 2001 was $14.4 million, or $1.02 diluted earnings per share, up $6.0 million from the $8.5 million and $0.62 diluted earnings per share earned during the same period a year previous. Earnings for the nine month period ended December 31, 2000 were negatively impacted by $959 thousand ($566 thousand, net of tax) of nonrecurring expenses associated with the Company's terminated merger with Cohoes. The increases over the prior year results were primarily a result of the Cohoes Acquisition resulting in higher net interest income and other operating income, partially offset by higher other operating expenses and higher tax expense. For the three months ended December 31, 2001, the Company's return on average assets was 1.02%, down slightly from 1.03% for the same period in 2000. The Company's return on average equity for the three months ended December 31, 2001 was 8.62%, up from 5.89% in the 2000 period. The Company's return on average tangible equity for the three months ended December 31, 2001 was 10.50%, up from 6.22% for the same period in 2000. See Table A, "Financial Highlights".

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

Earning Assets

     Total average earning assets increased to $1.8 billion for the three months ended December 31, 2001, up from $1.1 billion in the same period of 2000. For the nine months ended December 31, 2001, average earning assets were $1.7 billion, up from $1.1 billion in 2000. This increase was primarily a result of the completion of the Cohoes Acquisition during April 2001. Interest income for the three months ended December 31, 2001 was $33.3 million, up $10.0 million from 2000. For the nine months ended December 31, 2001, interest income was $100.2 million, an increase of $31.9 million over the same period in 2000. The increase in average balances from the Cohoes Acquisition was the primary reason for the higher income. The yield on earning assets declined from 8.33% for the three months ended December 31, 2000 to 7.28% in 2001. For the nine months ended December 31, 2001, yields declined from 8.26% in 2000 to 7.63% in 2001. The decline in the yield on earning assets was primarily due to the declining rate environment in the marketplace and the larger amount of lower yielding Federal funds sold held during 2001. Earning assets at December 31, 2001 were $1.8 billion, up $657.9 million from the $1.1 billion at March 31, 2001. The increase in earning assets was largely a result of the Cohoes Acquisition.

Loans

     The average balance of loans increased to $1.5 billion for the three months ended December 31, 2001, up $630.3 million from the $863.7 million average for the same period in the prior year. The yield on loans for the quarter decreased 88 basis points, from 8.78% in 2000 to 7.90% in 2001. The decrease in yield is attributed to the increase in loans, which were generally originated at lower rates relative to the average yield on the Company's existing loan portfolio, as a result of the Cohoes Acquisition, and decreases in market interest rates during the current year. Interest income on loans for the three months ended December 31, 2001 increased to $29.7 million from $19.1 million in 2000. The increase in average balances for the quarter resulted in a $12.7 million increase in interest income earned on loans that was partially offset by a $2.1 million decrease in interest income earned due to lower rates. On a year to date basis, average loans were $1.5 billion, up from $848.7 million in 2000. The yield on loans for the nine months ended December 31, 2001 was 8.08%, down from 8.68% in 2000. The impact of higher average balances resulted in an increase of $37.6 million in interest income for the year to date period. This increase was

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

partially offset by a $4.1 million decrease in interest income earned due to lower rates, reflecting the generally lower interest rate environment.

     Total loans were $1.5 billion at December 31, 2001, up $597.6 million from the $881.4 million at March 31, 2001. Loans secured by residential real estate increased from $515.6 million, or 58.4% of total loans at March 31, 2001, to $888.8 million, or 60.1% of total loans at December 31, 2001. Commercial real estate loans increased $177.3 million to $344.6 million at December 31, 2001 from $167.3 million at March 31, 2001. Commercial loans increased to $104.5 million at December 31, 2001 from $60.3 million at March 31, 2001. These increases, which are largely attributable to the Cohoes Acquisition, were partially offset by decreases of $5.3 million in manufactured housing loans and $10.9 million in financed insurance premium loans. Management intends on continuing to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. The decrease in financed insurance premiums is a seasonal fluctuation as the majority of this business is written during the quarter ending March 31 and is paid down over the subsequent three quarters. See Table D, "Loan Portfolio Analysis".

Securities

     The average balance of securities available for sale and securities held to maturity (collectively "securities") decreased $69.5 million to $166.4 million for the three months ended December 31, 2001, down from $235.9 million for the three months ended December 31, 2000. This decrease is primarily the result of sales of securities to partially fund the Cohoes Acquisition. Average securities for the nine months ended December 31, 2001 were $181.9 million, a decrease of $56.0 million from the corresponding period in the previous year. Interest income earned on securities was $2.5 million for the three months ended December 31, 2001, down $1.5 million from the $4.0 million earned in 2000 primarily due to the decrease in the average balances. On a year to date basis, interest income on securities declined from $12.2 million in 2000 to $8.7 million in 2001.

     Securities at December 31, 2001 were $159.0 million, down $58.5 million from the $217.5 million the Company held as of March 31, 2001. The decrease was due to maturities and paydowns of securities, as well as the sale of securities mentioned above. The Company adopted the provisions of SFAS No. 133 on April 1, 2001. In accordance with SFAS No. 133, the Company elected to reclassify its securities held to maturity as securities available for sale. Management anticipates that any new purchases of securities will be directed to the securities available for sale classification.

Federal Funds Sold

     The average balance of Federal funds sold during the three months ended December 31, 2001 was $133.4 million, and $78.4 million for the nine months ended December 31, 2001. The Company had no federal funds sold during the three months ended December 31, 2000, and limited federal funds sold during the nine months ended December 31, 2000. At December 31, 2001, Federal funds sold amounted to $141.1 million, up $126.4 million from the $14.7 million at March 31, 2001. The Company is currently utilizing Federal funds for short-term liquidity and for asset/liability management purposes, as a temporary investment of the proceeds from longer term FHLB borrowings obtained in recent months to lock in favorable interest rates. Management anticipates this asset category will decrease before fiscal year end as funds are utilized for the acquisition of Ambanc.

Funding Sources

     The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. Interest-bearing liabilities at December 31, 2001 were $1.5 billion, up from $898.6 million at March 31, 2001. The average balance of interest-bearing liabilities increased to $1.6 billion for the three months ended December 31, 2001, from $890.3 million for the three months ended December 31, 2000. For the nine months ended December 31, 2001, the average balance of interest-bearing liabilities was $1.5 billion, up from $882.8 million for the same period in 2000. This increase in average balances is attributed primarily to the completion of the Cohoes Acquisition. Interest expense for the three months ended December 31, 2001 was $14.4 million, up $3.7 million from the same period in 2000. The increase in volume, offset somewhat by a decline in the average rate paid from 4.76%

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

to 3.68% for the three month period and from 4.60% to 3.90% for the nine month period, resulted in the overall increase in interest expense.

Deposits

     The average balance of savings accounts increased $165.1 million to $335.9 million for the three months ended December 31, 2001, up from $170.8 million for the same period in 2000. On a year to date basis, the average balance of savings accounts was $321.3 million in 2001, up from $175.0 million in 2000. This fluctuation was primarily the result of the consummation of the Cohoes Acquisition during April 2001. Interest expense on savings accounts increased accordingly from $1.1 million for the quarter ended December 31, 2000 to $1.9 million for the quarter ended December 31, 2001. The yield on these deposits decreased to 2.28% from 2.54% for the quarters ended December 31, 2001 and 2000, respectively.

     Interest expense on N.O.W. and money market accounts increased slightly from $805 thousand for the three months ended December 31, 2000 to $883 thousand for the same period in 2001. The average balance of N.O.W. and money market accounts increased to $206.7 million from $126.9 million for the three month period ended December 31, 2000. A decrease in average rates paid from 2.52% to 1.69% somewhat offset the effect of the higher average balances. For the nine months ended December 31, 2001, the average balance of N.O.W. and money market accounts increased from $127.0 million in 2000 to $192.0 million in 2001. This increase in average balance resulted in a $1.1 million increase in interest expense on N.O.W. and money market accounts for the nine months ended December 31, 2001 from 2000. This was offset by a $538 thousand reduction in interest expense on N.O.W. and money market accounts for the nine months ended December 31, 2001 resulting from a 50 basis point decrease in rates paid on these accounts.

     The average balance of time deposits increased from $374.6 million for the three months ended December 31, 2000 to $617.8 million for the three months ended December 31, 2001. On a year to date basis, the average balance of time deposits increased from $381.5 million in 2000 to $606.4 million in 2001. Interest expense on time deposits increased a total of $2.0 million for the three months ended December 31, 2001 from the comparable period in 2000. Lower average rates paid on time deposits of 4.61% for the three months ended December 31, 2001 were down from 5.54% in 2000 and only partially offset the effect of the higher average balances resulting in the increase in interest expense in 2001. For the nine month periods, the decrease in average rates paid from 5.35% in 2000 to 4.85% in 2001, somewhat offset the increase in average balances, resulting in the $6.8 million net increase in interest expense.

     Total deposits, including $119.2 million of noninterest-bearing deposits, were $1.3 billion at December 31, 2001, up from $750.2 million ($62.5 million of noninterest-bearing deposits) at March 31, 2001. The increases were the result of the Cohoes Acquisition, and the Company's continued focus on commercial services, including commercial deposits.

Short-term FHLB Advances and Long-term FHLB Borrowings

     The average balance of short-term FHLB advances decreased to $12.7 million for the three months ended December 31, 2001 from $161.6 million in 2000. For the nine months ended December 31, 2001, the average balance of short-term FHLB advances was $30.8 million, down from $152.2 million for the same period in 2000. Interest expense on these borrowings was $99 thousand for the three months ended December 31, 2001, down $2.6 million from 2000. On a year to date basis, interest expense on short-term FHLB advances decreased $6.6 million for the nine months ended December 31, 2001 from 2000. These decreases are primarily attributed to the decrease in volume while a decrease in rates paid accounted for the remainder.

     The average balance of long-term FHLB borrowings increased from $46.5 million for the three months ended December 31, 2000 to $355.8 million for the three months ended December 31, 2001. On a year to date basis, the average balance of long-term FHLB borrowings rose from $35.0 million in 2000 to $300.0 million in 2001. The increase for both the three and nine month periods is primarily attributed to the funding needs related to the Cohoes Acquisition and management's attempt to take advantage of a decline in longer term interest rates.

     The Company had no short-term FHLB advances at December 31, 2001, down from $82.0 million at March 31, 2001. This decrease is primarily the result of the Company taking advantage of opportunities to enhance its interest rate risk profile by shifting some shorter-term FHLB advances into long-term funding, at generally lower rates than were available in the local time deposit market. Long-term FHLB borrowings were $358.9 million at December 31, 2001, up from $112.9 million at March 31, 2001. The increase in this category was primarily

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

attributed to the movement of short-term advances into long-term borrowings at generally lower interest rates, the need to fund the Cohoes Acquisition, and management's continued monitoring of the Company's interest rate risk profile. The interest rates on the long-term FHLB borrowings are fixed with maturities ranging from one-to-ten years, with call options ranging from one month to three years.

Net Interest Income

     Net interest income for the three months ended December 31, 2001 was $18.9 million, up from the $12.7 million for the three months ended December 31, 2000. For the nine months ended December 31, 2001, net interest income increased $19.0 million to $56.7 million from $37.6 million for the same period a year previous. The increase was the result of the increase in average earning assets from the Cohoes Acquisition, and lower rates paid on interest-bearing liabilities, offset in part by higher balances of interest-bearing liabilities and lower rates earned on earning assets. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended December 31, 2001 was 4.13%, down from 4.52% for the three months ended December 31, 2000. For the nine months ended December 31, 2001, the net interest margin was 4.32%, down from 4.56% for 2000. The Company expects that its interest rate margins will continue to decline in the near future due to recent reductions in short-term interest rates, as well as the anticipated impact of the Ambanc acquisition. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

Noninterest Sensitive Assets and Liabilities

     Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill and other intangibles, and other assets. Premises and equipment amounted to $24.9 million at December 31, 2001, up from $19.1 million at March 31, 2001. Goodwill and other intangibles increased from $11.3 million at March 31, 2001 to $40.3 million at December 31, 2001. Accrued interest receivable increased $2.2 million to $8.8 million at December 31, 2001. Other assets were $43.1 million at December 31, 2001, up from $28.7 million at March 31, 2001. These increases are all primarily attributed to the Cohoes Acquisition in April 2001. In addition, $10.0 million of the increase in other assets is a result of an additional investment in bank owned life insurance.

     Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities. Noninterest-bearing deposits increased from $62.5 million at March 31, 2001 to $119.2 million at December 31, 2001. This increase is a result of the Cohoes Acquisition as well as the growth in the Company's commercial accounts, which are generally noninterest-bearing. Other liabilities decreased from $31.7 million at March 31, 2001 to $23.7 million at December 31, 2001. The decrease is almost entirely related to the funding of amounts due to insurance companies in April of each year for financed insurance premium loans. These amounts were recorded as other liabilities as of March 31, 2001.

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

     Total nonperforming assets at December 31, 2001 were $17.2 million or 0.90% of total assets, up from $9.4 million or 0.77% at March 31, 2001. The $7.8 million increase in total nonperforming assets is due to a $7.3 million increase in nonperforming loans, and a $540 thousand increase in foreclosed and repossessed property.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

     The increase in nonperforming loans was primarily the result of a $1.9 million increase in financed insurance premium loans placed on nonaccrual. These loans are placed on nonaccrual usually within 30 days of a missed payment, and collection procedures from insurance companies of the unearned premiums can take 90 days or longer. The increase is a by-product of the Company's seasonal growth in this lending category as of March 31, 2001 and is expected to be a temporary increase based upon the Company's past experience with these loans. In addition, increases in residential and commercial real estate nonaccrual loans of $1.9 million and $2.6 million, respectively, were primarily a result of the Company's acquisition of Cohoes.

     The Company acquired $784 thousand in foreclosed and repossessed property as part of the Cohoes Acquisition, contributing to the $540 thousand net increase in these assets as of December 31, 2001.

Allowance and Provision For Loan Losses
---------------------------------------

     The allowance for loan losses at December 31, 2001 was $30.6 million, up from $22.3 million at March 31, 2001. The allowance as a percentage of nonperforming loans decreased from 260.0% at March 31, 2001 to 192.4% at December 31, 2001. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. Net charge-offs for the three months ended December 31, 2001 were $808 thousand, up from $690 thousand for the same period in 2000. For the nine months ended December 31, 2001, net charge-offs were $1.8 million, down from the $2.0 million in 2000.

     As a result of management's analysis of the risk characteristics of the lending portfolio, as well as the trends and levels of nonperforming and other delinquent loans, a provision for loan losses of $1.4 million was recorded for the three months ended December 31, 2001. The $1.4 million provision is up $225 thousand from the $1.2 million provision recorded for the three months ended December 31, 2000. For the nine months ended December 31, 2001, the Company recorded a provision for loan losses of $4.3 million, up slightly from $3.9 million in the prior year. In addition, a $5.8 million allowance was acquired in the Cohoes Acquisition during April 2001. The provision as a percentage of average loans declined from 0.55% for the three months ended December 31, 2000 to 0.38% in 2001. The decline is primarily a result of the increase in average balances of loans outstanding from $863.7 million for the three months ended December 31, 2000 to $1.5 billion for the three months ended December 31, 2001, slightly offset by the increase in net charge-offs. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. The growth in loan balances, net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and nonperforming loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

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

     Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive as of December 31, 2001. As a result, rising interest rates projected over a 12-month horizon are estimated to have a positive effect on net interest income; conversely, falling interest rates projected over the same 12-month horizon are estimated to have a negative effect on net interest income. Management makes certain assumptions in relation to prepayment speeds for loans, CMO's and mortgage-backed securities, which would prepay much faster in a falling rate scenario, and slower in a rising rate scenario. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income. The Company's purchases of securities, retention of fixed rate loan products, utilization of longer term borrowings, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

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

     The Company's cash inflows result primarily from loan repayments; sales; maturities, principal payments, and calls of securities; new deposits; and borrowings from the Federal Home Loan Bank of New York. The Company's cash outflows consist of new loan originations; security purchases; deposit withdrawals; operating expenses; and treasury stock purchases. The Cohoes Acquisition also resulted in a significant cash outflow during the nine months ended December 31, 2001. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company. The Company anticipates utilizing Federal funds sold to fund its acquisition of Ambanc in the quarter ended March 31, 2002. This will reduce the Company's liquidity for the short term, although management believes the Company's overall liquidity will remain adequate.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

CAPITAL RESOURCES
-----------------

     Consistent with its goal to operate a sound and profitable financial organization, the Company continues to maintain its classification as a "well-capitalized" institution in accordance with regulatory standards. Total equity was $226.9 million at December 31, 2001, 11.84% of total assets on that date. As of March 31, 2001, total equity was $216.1 million or 17.88% of total assets. Ratios of tangible equity to tangible assets were 9.95% and 17.10% as of December 31, 2001 and March 31, 2001, respectively. These reductions in the equity to assets ratios are a result of the Cohoes Acquisition and are reflective of management's objectives to leverage its capital through asset growth, mergers and acquisitions, and share repurchases. Management anticipates that these ratios will decline further upon completion of the acquisition of Ambanc, however the Bank will continue to be adequately capitalized. The Company is currently executing a 10% share repurchase program. As of December 31, 2001 the Company had an additional 85 thousand shares to acquire under its current repurchase program. As of December 31, 2001, the Company and the Bank exceeded all of its regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES
-----------------------------------

     For the three months ended December 31, 2001, total other operating income was $2.9 million, up from $1.0 million for the same period in 2000. For the nine months ended December 31, 2001, total other operating income was $8.2 million, up from $2.6 million in 2000. Other operating income is composed primarily of service charges on deposit accounts, net gain on sales of loans held for sale, and other income. Income from service charges on deposit accounts increased from $513 thousand for the three months ended December 31, 2000 to $1.2 million in 2001. For the nine months ended December 31, 2001 service charges on deposit accounts increased from $1.4 million in 2000 to $3.4 million in 2001. These increases were primarily a result of the Cohoes Acquisition and its resultant increase in deposit accounts. The net gain on sales of loans held for sale was $141 thousand for the nine months ended December 31, 2001, as the Company completed a sale of a portion of its fixed rate performing residential real estate loans during the quarter ended June 30, 2001. The sale of these loans commenced in the previous fiscal year when a loss of $605 thousand was recorded during the three months ended December 31, 2000. Other income was $1.6 million for the three months ended December 31, 2001 as compared to $379 thousand for the same period in 2000. Other income increased $3.6 million to $4.5 million for the nine months ended December 31, 2001 from $923 thousand in 2000. This increase is primarily a result of the recognition of commissions and other income from the Company's insurance agency subsidiary (Bostwick) and commissions on sales of nondeposit investment products through its brokerage subsidiary, now known as Hudson River Financial Management. This brokerage subsidiary was acquired as part of the Cohoes Acquisition. Additionally, during the nine months ended December 31, 2000, the Company recorded a loss in relation to the Company's equity investment in a mortgage company, while income was recognized during the three months ended December 31, 2001.

     Total other operating expenses were $11.9 million for the three months ended December 31, 2001, up from $7.6 million from the same period in 2000. For the nine months ended December 31, 2001, total other operating expenses were $35.9 million, up $13.0 million from the same period a year earlier. The increases in both time periods were due to higher expenses in compensation and benefits, occupancy, equipment, postage and item transportation, goodwill and other intangibles amortization, and other expenses, partially offset by a reduction in legal and other professional fees. Additionally, the Company incurred $959 thousand during the nine months ended December 31, 2000 in nonrecurring expenses associated with the Company's terminated merger with Cohoes.

     Compensation and benefits increased $2.6 million to $6.0 million for the three months ended December 31, 2001 from $3.4 million in 2000. For the nine months ended December 31, 2001 compensation and benefits increased to $17.1 million from $10.2 million for the same period in 2000. This increase is substantially the result of the Cohoes Acquisition with the addition of 20 branches in April 2001. In addition, expenses relating to the Company's ESOP increased $612 thousand from the nine months ended December 31, 2000 due to the increase in the Company's stock price.

     Occupancy expense for the three months ended December 31, 2001 was $944 thousand, up $420 thousand from the $524 thousand for the same period in the prior year. On a year to date basis, occupancy expense increased to $2.8 million in 2001 from $1.5 million in 2000. Equipment expenses for the three months ended December 31, 2001 were $1.2 million, up from $710 thousand in 2000. For the nine months ended December 31, 2001, equipment

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

expenses increased $1.3 million to $3.5 million as compared to 2000. These expenses were higher due primarily to the Cohoes Acquisition.

     Legal and other professional fees decreased to $360 thousand for the three months ended December 31, 2001, down from $438 thousand in 2000. For the nine months ended December 31, 2001, legal and other professional fees were $1.0 million, down from $1.9 million for the same period in 2000. These decreases are attributed to expenses incurred in the 2000 periods associated with the Company's defense of a hostile takeover attempt.

     Postage and item transportation fees increased from $234 thousand during the three months ended December 31, 2000 to $261 thousand during the same period in 2001. For the nine months ended December 31, 2001, fees associated with postage and item transportation increased from $656 thousand in 2000 to $922 thousand in 2001. These increases are attributed to higher expenses associated with the Cohoes Acquisition due to the increase in the Company's branch network, as well as expenses associated with the notification to the Company's customers of the Company's policy concerning privacy of customer information.

     Goodwill and other intangibles amortization expense was $729 thousand for the three months ended December 31, 2001, up from $282 thousand for the same period in 2000. For the nine months ended December 31, 2001, goodwill and other intangibles amortization expense was $2.2 million in 2001, up from $845 thousand in 2000. The increase relates to the goodwill associated with the Cohoes Acquisition, as well as the Company's additional equity investment in The Bostwick Group, an insurance agency.

     Other expenses were $2.1 million for the three months ended December 31, 2001, an increase of $670 thousand from $1.5 million for the same period in 2000. For the nine months ended December 31, 2001, other expenses were $7.2 million, up from $4.1 million in 2000. The increase is the result of general increases associated with the Cohoes Acquisition.

TAX EXPENSE
-----------

     Tax expense increased from $1.8 million for the three months ended December 31, 2000 to $3.5 million for the comparable period in 2001. For the nine months ended December 31, 2001, tax expense was $10.3 million, up from $5.0 million in 2000. These increases are primarily the result of higher income before tax expense. The increase in the Company's effective tax rate in the current year is primarily attributed to the nondeductible nature of goodwill amortization resulting from the Cohoes Acquisition.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

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

                                      Hudson River Bancorp, Inc.
                                Management's Discussion and Analysis
                                             (continued)

Table A. Financial Highlights

                                                                   At or                         At or
                                                        For the Three Months Ended     For the Nine Months Ended
                                                                December 31,                   December 31,
                                                          -----------------------       -----------------------
                                                            2001           2000           2001           2000
                                                          --------       --------       --------       --------
Financial Ratios
----------------
Basic earnings per share                                  $   0.36       $   0.23       $   1.05       $   0.62
Diluted earnings per share                                    0.35           0.22           1.02           0.62
Return on average assets(1)                                   1.02%          1.03%          1.04%          0.97%
Return on average equity(1)                                   8.62           5.89           8.58           5.53
Return on average tangible equity(1)                         10.50           6.22           9.88           5.86
Dividend payout ratio                                        25.74          22.97          24.52          25.15
Net interest rate spread                                      3.60           3.57           3.73           3.66
Net interest margin(1)                                        4.13           4.52           4.32           4.56
Efficiency ratio(2)                                          51.26          52.31          51.79          51.36
Expense ratio(1)(2)                                           2.30           2.40           2.41           2.35

                                                                            At Period Ended
                                                         ------------------------------------------------------
                                                         December 31,  September 30,           March 31,
                                                                                        -----------------------
                                                            2001           2001           2001           2000
                                                          --------       --------       --------       --------
Share Information
-----------------
Book value per share                                      $  16.57       $  16.37       $  15.78       $  14.50
Book value per share, including unallocated
      ESOP shares and unvested RRP shares                    14.91          14.72          14.15          12.85
Tangible book value per share                                13.62          13.37          14.95          13.66
Tangible book value per share, including unallocated
     ESOP shares and unvested RRP shares                     12.26          12.03          13.40          12.11
Closing market price                                         21.90          20.01          13.94          10.00

Capital Ratios
--------------
Equity to total assets                                       11.84%         11.51%         17.88%         17.46%
Tangible equity to tangible assets                            9.95           9.60          17.10          16.62

Asset Quality Ratios
--------------------
Non-performing loans to total loans                           1.07%          1.10%          0.97%          1.25%
Non-performing assets to total assets                         0.90           0.91           0.77           1.04
Allowance for loan losses to:
     Loans                                                    2.07           1.98           2.53           2.38
     Nonperforming loans                                    192.40         179.97         259.96         190.50

(1)  Annualized for the three and nine month periods.
(2) Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, and goodwill and other intangibles amortization for each period. Ratios for the nine months ended December 31, 2000 exclude pre-tax nonrecurring merger expenses.

                                              Hudson River Bancorp, Inc.
                                         Management's Discussion and Analysis
                                                      (continued)

Table B.  Average Balances, Interest, and Yields

                                                                         Three Months Ended December 31,
                                                   ----------------------------------------------------------------------------
                                                                   2001                                     2000
                                                   --------------------------------------   -------------------------------------
                                                     Average                  Average         Average                  Average
(In thousands)                                       Balance     Interest    Yield/Rate       Balance     Interest   Yield/Rate
                                                   ------------------------------------     ------------------------------------
Earning assets
Federal funds sold                                    $ 133,410     $   754        2.24%    $         --     $    --         --%
Loans held for sale                                          --          --          --              433           8       7.33
Securities available for sale (1)                       166,373       2,539        6.05          231,105       3,938       6.76
Securities held to maturity                                  --          --          --            4,785          83       6.88
Federal Home Loan Bank of New York stock                 19,354         245        5.02           10,612         197       7.37
Loans (2)                                             1,494,030      29,749        7.90          863,724      19,107       8.78
                                                   --------------------------------------   ------------------------------------
     Total earning assets                             1,813,167      33,287        7.28%       1,110,659      23,333       8.33%
                                                                -------------------------                -----------------------

Cash and due from banks                                  31,005                                   15,961
Allowance for loan losses                              (30,151)                                  (21,148)
Other nonearning assets                                 109,136                                   69,659
                                                   -------------                            -------------
     Total assets                                   $ 1,923,157                              $ 1,175,131
                                                   =============                            =============

Interest-bearing liabilities
Savings accounts                                      $ 335,905    $  1,927        2.28%       $ 170,813    $  1,092       2.54%
N.O.W. and money market accounts                        206,709         883        1.69          126,888         805       2.52
Time deposit accounts                                   617,785       7,180        4.61          374,617       5,228       5.54
Mortgagors' escrow deposits                               8,977          58        2.56            5,786          32       2.19
Securities sold under agreements to repurchase           16,303          82        2.00            4,125          55       5.29
Short-term FHLB advances                                 12,685          99        3.10          161,623       2,736       6.72
Long-term FHLB borrowings                               355,826       4,195        4.68           46,472         730       6.23
                                                   --------------------------------------   ------------------------------------
     Total interest-bearing liabilities               1,554,190      14,424        3.68%         890,324      10,678       4.76%
                                                                   ---------------------                    --------------------

Noninterest-bearing deposits                            117,733                                   61,286
Other noninterest-bearing liabilities                    23,545                                   17,039
Shareholders' equity                                    227,689                                  206,482
                                                   -------------                            -------------
     Total liabilities and shareholders' equity     $ 1,923,157                              $ 1,175,131
                                                   =============                            =============

Net interest income                                                $ 18,863                                 $ 12,655
                                                                   =========                                =========

Net interest spread                                                                3.60%                                   3.57%
                                                                                =========                               ========

Net interest margin                                                                4.13%                                   4.52%
                                                                                =========                               ========

(1)  Average balances include fair value adjustment.
(2)  Average balances include nonaccrual loans.

                                                                     (continued)

                                             Hudson River Bancorp, Inc.
                                        Management's Discussion and Analysis
                                                     (continued)

Table B.  (continued)

                                                                          Nine months Ended December 31,
                                                     --------------------------------------------------------------------------
                                                                     2001                                 2000
                                                     ------------------------------------  ------------------------------------
                                                       Average                 Average       Average                 Average
(In thousands)                                         Balance     Interest  Yield/Rate      Balance    Interest   Yield/Rate
                                                     ------------------------------------  ------------------------------------
Earning assets
Federal funds sold                                       $ 78,363   $  1,644       2.78%    $       23      $    1       5.77%
Loans held for sale                                         1,754         89       6.73            145           8       7.32
Securities available for sale (1)                         181,918      8,708       6.35        231,934      11,922       6.82
Securities held to maturity                                    --         --         --          6,025         308       6.79
Federal Home Loan Bank of New York stock                   18,064        752       5.53          9,555         513       7.13
Loans receivable (2)                                    1,461,766     88,972       8.08        848,679      55,496       8.68
                                                     ------------------------------------  ------------------------------------
     Total earning assets                              $1,741,865    100,165       7.63%    $1,096,361      68,248       8.26%
                                                                  -----------------------              ------------------------

Cash and due from banks                                    26,547                               15,105
Allowance for loan losses                                 (28,928)                             (20,556)
Other nonearning assets                                   107,237                               69,321
                                                     -------------                         ------------
     Total assets                                      $1,846,721                           $1,160,231
                                                     =============                         ============

Interest-bearing liabilities
Savings accounts                                        $ 321,270   $  5,986       2.47%     $ 174,994    $  3,344       2.54%
N.O.W. and money market accounts                          191,990      2,928       2.02        127,048       2,409       2.52
Time deposit accounts                                     606,430     22,142       4.85        381,458      15,372       5.35
Mortgagors' escrow deposits                                12,203        230       2.50          7,870         126       2.12
Securities sold under agreements to repurchase             17,571        411       3.10          4,133         163       5.23
Short-term FHLB advances                                   30,837        991       4.27        152,234       7,570       6.60
Long-term FHLB borrowings                                 299,952     10,811       4.78         35,037       1,624       6.15
                                                     ------------------------------------  ------------------------------------
     Total interest-bearing liabilities                 1,480,253     43,499       3.90%       882,774      30,608       4.60%
                                                                  -----------------------              ------------------------

Noninterest-bearing deposits                              113,955                               55,981
Other noninterest-bearing liabilities                      29,151                               18,655
Shareholders' equity                                      223,362                              202,821
                                                     -------------                         ------------
     Total liabilities and shareholders' equity        $1,846,721                           $1,160,231
                                                     =============                         ============

Net interest income                                                 $ 56,666                              $ 37,640
                                                                  ===========                          ============

Net interest spread                                                                3.73%                                 3.66%
                                                                             ============                          ============

Net interest margin                                                                4.32%                                 4.56%
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

                                            Hudson River Bancorp, Inc.
                                      Management's Discussion and Analysis
                                                   (continued)

Table C.  Volume and Rate Analysis

                                                                Three Months Ended                    Nine Months Ended
                                                                   December 31,                          December 31,
                                                       -------------------------------------  -----------------------------------
                                                                   2001 vs 2000                          2001 vs 2000
                                                       -------------------------------------  -----------------------------------
                                                          Due To      Due To        Net         Due To      Due To       Net
(In thousands)                                            Volume       Rate       Change        Volume       Rate       Change
                                                       -------------------------------------  -----------------------------------
Interest income
     Federal funds sold                                     $   754      $  --      $   754      $  1,644     $   (1)    $ 1,643
     Loans held for sale                                         (8)        --           (8)           82         (1)         81
     Securities available for sale                           (1,019)      (380)      (1,399)       (2,437)      (777)     (3,214)
     Securities held to maturity                                (83)        --          (83)         (308)        --        (308)
     Federal Home Loan Bank of New York stock                   125        (77)          48           375       (136)        239
     Loans                                                   12,718     (2,076)      10,642        37,559     (4,083)     33,476
                                                       -------------------------------------  -----------------------------------
     Total interest income                                   12,487     (2,533)       9,954        36,915     (4,998)     31,917
                                                       -------------------------------------  -----------------------------------

Interest expense
     Savings accounts                                       $   957    $  (122)      $  835      $  2,727    $   (85)    $ 2,642
     N.O.W. and money market accounts                           398       (320)          78         1,057       (538)        519
     Time deposit accounts                                    2,942       (990)       1,952         8,331     (1,561)      6,770
     Mortgagors' escrow deposits                                 20          6           26            79         25         104
     Securities sold under agreements to repurchase              79        (52)          27           338        (90)        248
     Short-term FHLB advances                                (1,664)      (973)      (2,637)       (4,557)    (2,022)     (6,579)
     Long-term FHLB borrowings                                3,691       (226)       3,465         9,626       (439)      9,187
                                                       -------------------------------------  -----------------------------------
     Total interest expense                                   6,423     (2,677)       3,746        17,601     (4,710)     12,891
                                                       -------------------------------------  -----------------------------------

Net interest income                                        $  6,064     $  144      $ 6,208      $ 19,314    $  (288)   $ 19,026
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

                                           Hudson River Bancorp, Inc.
                                      Management's Discussion and Analysis
                                                  (continued)


Table D. Loan Portfolio Analysis

                                                      December 31,                                 March 31,
                                                ------------------------     ------------------------------------------------------
(In thousands)                                            2001                          2001                         2000
                                                ------------------------     -------------------------     ------------------------
                                                  Amount           %           Amount            %           Amount           %
                                                ----------    ----------     ----------     ----------     ----------    ----------
Loans secured by real estate:
     Residential                                $  888,798          60.1%    $  515,584           58.4%    $  491,811          59.7%
     Commercial                                    344,611          23.3        167,344           19.0        138,891          16.9
     Construction                                   18,557           1.3          9,306            1.1          9,144           1.1
                                                ----------    ----------     ----------     ----------     ----------    ----------
          Total loans secured by real estate    $1,251,966          84.7%    $  692,234           78.5%    $  639,846          77.7%
                                                ----------    ----------     ----------     ----------     ----------    ----------

Other loans:
     Manufactured housing                       $   70,003           4.7%    $   75,287            8.6%    $   81,542           9.9%
     Commercial                                    104,540           7.1         60,311            6.9         37,167           4.5
     Financed insurance premiums                    27,359           1.8         38,216            4.3         51,796           6.3
     Consumer                                       25,761           1.7         17,943            2.0         15,536           1.9
                                                ----------    ----------     ----------     ----------     ----------    ----------
          Total other loans                     $  227,663          15.3%    $  191,757           21.8%    $  186,041          22.6%
                                                ----------    ----------     ----------     ----------     ----------    ----------

Unearned discount and net deferred loan
     origination fees and costs                       (629)           --         (2,579)          (0.3)        (2,032)         (0.3)
                                                ----------    ----------     ----------     ----------     ----------    ----------
     Total loans                                $1,479,000         100.0%    $  881,412          100.0%    $  823,855         100.0%
                                                              ==========                    ==========                   ==========
Allowance for loan losses                          (30,575)                     (22,325)                      (19,608)
                                                ----------                   ----------                    ----------
          Net loans                             $1,448,425                   $  859,087                    $  804,247
                                                ==========                   ==========                    ==========

                                      Hudson River Bancorp, Inc.
                                Management's Discussion and Analysis
                                             (continued)


Table E. Nonperforming Assets

                                                                                        March 31,
                                                           December 31,       ----------------------------
(In thousands)                                                 2001              2001              2000
                                                            ----------        ----------        ----------
Nonperforming loans
     Residential real estate                                $    3,960        $    2,050        $    3,199
     Commercial real estate                                      3,469               849             2,536
     Commercial loans                                              344                --               137
     Manufactured housing                                        3,421             3,169             1,911
     Financed insurance premiums                                 4,348             2,439             2,453
     Consumer                                                      206                81                57
                                                            ----------        ----------        ----------
Total nonaccrual loans                                          15,748             8,588            10,293

Accruing loans past due 90 days or more
and still accruing interest                                        143                --                --
                                                            ----------        ----------        ----------
Total nonperforming loans                                   $   15,891        $    8,588        $   10,293
                                                            ==========        ==========        ==========

Foreclosed and repossessed property
     Residential real estate                                $      242        $      161        $       85
     Commercial real estate                                        210                --               377
     Repossessed property                                          864               615             1,179
                                                            ----------        ----------        ----------
Total foreclosed and repossessed property                   $    1,316        $      776        $    1,641
                                                            ==========        ==========        ==========

Total nonperforming assets                                  $   17,207        $    9,364        $   11,934
                                                            ==========        ==========        ==========
Allowance for loan losses                                   $   30,575        $   22,325        $   19,608
                                                            ==========        ==========        ==========

Allowance to nonperforming loans                                192.40%           259.96%           190.50%
Nonperforming assets to total assets                              0.90%             0.77%             1.04%
Nonperforming loans to total loans                                1.07%             0.97%             1.25%

                                           Hudson River Bancorp, Inc.
                                      Management's Discussion and Analysis
                                                   (continued)


Table F.  Loan Loss Experience

                                                                      Three Months Ended                   Nine Months Ended
(In thousands)                                                            December 31,                        December 31,
                                                                 -----------------------------       -----------------------------
                                                                     2001              2000              2001              2000
                                                                 -----------       -----------       -----------       -----------
Loans outstanding (end of period)                                $ 1,479,000       $   833,560       $ 1,479,000       $   833,560
                                                                 ===========       ===========       ===========       ===========
Average loans outstanding (period to date)                       $ 1,494,030       $   863,724       $ 1,461,766       $   848,679
                                                                 ===========       ===========       ===========       ===========

Allowance for loan losses at beginning of period                 $    29,958       $    21,045       $    22,325       $    19,608

Loan charge-offs:

          Residential real estate                                       (168)              (55)             (277)             (197)

          Commercial real estate                                        (222)             (133)             (394)             (643)

          Commercial loans                                               (34)               --               (34)               --

          Manufactured housing                                          (311)             (528)           (1,116)           (1,210)

          Consumer                                                       (94)              (37)             (234)             (109)

          Financed insurance premiums                                   (228)             (239)             (678)             (549)
                                                                 -----------       -----------       -----------       -----------
                     Total charge-offs                                (1,057)             (992)           (2,733)           (2,708)
                                                                 -----------       -----------       -----------       -----------

Loan recoveries:

          Residential real estate                                         72                43               138               151

          Commercial real estate                                          --                77                75               145

          Commercial loans                                                --                --                --                10

          Manufactured housing                                            26                15                93                95

          Consumer                                                        12                19                46                44

          Financed insurance premiums                                    139               148               548               310
                                                                 -----------       -----------       -----------       -----------
                     Total recoveries                                    249               302               900               755
                                                                 -----------       -----------       -----------       -----------

Loan charge-offs, net of recoveries                                     (808)             (690)           (1,833)           (1,953)

Provision charged to operations                                        1,425             1,200             4,250             3,900

Allowance acquired                                                        --                --             5,833                --
                                                                 -----------       -----------       -----------       -----------
Allowance for loan losses at end of period                       $    30,575       $    21,555       $    30,575       $    21,555
                                                                 ===========       ===========       ===========       ===========
Ratio of net charge-offs to average loans
          outstanding (annualized)                                      0.21%             0.32%             0.17%             0.31%
                                                                 ===========       ===========       ===========       ===========

Provision to average loans outstanding (annualized)                     0.38%             0.55%             0.39%             0.61%
                                                                 ===========       ===========       ===========       ===========

Allowance to loans outstanding                                          2.07%             2.59%             2.07%             2.59%
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


                           HUDSON RIVER BANCORP, INC.
                           PART II - OTHER INFORMATION

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


                                    HUDSON RIVER BANCORP, INC.



            2/13/02                 /s/Carl A. Florio
        --------------              ---------------------------------------
             Date                   Carl A. Florio, Director, President and
                                    Chief Executive Officer (Principal
                                    Executive and Operating Officer)



            2/13/02                 /s/Timothy E. Blow
        --------------              ---------------------------------------
             Date                   Timothy E. Blow, Chief Financial
                                    Officer (Principal Financial and
                                    Accounting Officer)