Form 10-K
period 2002-03-31
HUDSON RIVER BANCORP INC
filed 2002-06-28
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      As of June 17, 2002, there were issued and outstanding 15,192,659 shares of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market System as of June 17, 2002, was approximately $402.6 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Annual Report to Shareholders for the fiscal year ended March 31, 2002.

Part III of Form 10-K - Portions of Proxy Statement for 2002 Annual Meeting of Shareholders.

                                     PART I

Item 1. Description of Business

                             BUSINESS OF THE COMPANY

General

      Hudson River Bancorp, Inc. (the "Company"), a Delaware corporation, was organized on March 5, 1998 at the direction of the Board of Trustees of Hudson River Bank & Trust Company (the "Bank") (formerly Hudson City Savings Institution) for the purpose of owning all of the outstanding capital stock of the Bank upon consummation of the Bank's conversion from a mutual savings bank to a stock savings bank. The Company, as the sole stockholder of the Bank, is a savings and loan holding company regulated by the Office of Thrift Supervision ("OTS").

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

      Throughout this Annual Report on Form 10-K for the year ended March 31, 2002, references to the Company include both the Company and the Bank, unless otherwise noted. For additional information on the business of the Company, see page 7 of the Company's Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

Market Area

      The Bank's primary market area is comprised of 51 branches located in the Capital District area of New York State. The Company's primary market area consists principally of suburban and rural communities with service, wholesale/retail trade, government and manufacturing serving as the basis of the local economy. Service jobs represent the largest type of employment in the Company's primary market area, with jobs in wholesale/retail trade accounting for the second largest employment sector.

Lending Activities

      General. The Company primarily originates and retains fixed- and adjustable-rate residential mortgage loans, including home equity loans, secured by the borrower's primary residence. Generally, the term of the loans originated ranges from 15 to 30 years. The Company also originates to a lesser extent commercial real estate loans, commercial loans, manufactured housing loans, financed insurance premiums and other consumer loans. In-market loan originations are generated by the Company's marketing efforts, which include print, radio and television advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents, brokers and builders. The marketing for manufactured housing loans is conducted through Tammac Corporation with which the Company has an agreement relating to such loans. The marketing for financed insurance premiums is conducted through the Company's premium finance subsidiary. See "Consumer Lending." At March 31, 2002, the Company's total loan portfolio totaled approximately $1.9 billion.

      The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the Federal government, including the Federal Reserve Board ("FRB"), and tax policies. For a description of the Company's lending portfolio, see page 10 of the Company's 2002 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

      The following table illustrates the contractual maturity of the Company's construction, commercial real estate, and commercial loans at March 31, 2002. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not include the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                          Commercial
                                         Construction     Real Estate    Commercial
            (In thousands)                  Loans            Loans         Loans         Total
                                         ------------------------------------------------------
            Amounts due:
            1 year or less .............      $   483      $ 26,802      $ 53,246      $ 80,531

            After 1 year:
              1 to 5 years .............           --       108,483        33,433       141,916
              Over 5 years .............       17,895       294,407        22,404       334,706
                                              -------      --------      --------      --------
            Total due after one year ...       17,895       402,890        55,837       476,622
                                              -------      --------      --------      --------
            Total amount due ...........      $18,378      $429,692      $109,083      $557,153
                                              =======      ========      ========      ========

      The following table sets forth the dollar amounts in the respective loan category at March 31, 2002 that are contractually due after March 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.

                                                 Due after March 31, 2003
                                          --------------------------------------
(In thousands)                             Fixed        Adjustable       Total
                                           -----        ----------       -----


Construction loans ................       $ 16,312       $  1,583       $ 17,895
Commercial real estate loans ......        195,114        207,776        402,890
Commercial loans ..................         31,312         24,525         55,837
                                          --------       --------       --------
    Total .........................       $242,738       $233,884       $476,622
                                          ========       ========       ========

Residential Real Estate Lending

      The Company's residential real estate loans consist of primarily one-to-four family, owner-occupied mortgage loans, including home equity loans. At March 31, 2002, $1.2 billion, or 64.2% of the Company's total loans consisted of residential mortgage loans and home equity loans. The Company does not originate fixed-rate loans for terms longer than 30 years. The Company's residential real estate loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.

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

      The Company currently offers adjustable-rate residential mortgage ("ARM") loans with initial fixed rate periods from one to ten years. Subsequent to the initial fixed period the interest rate adjusts annually based on the change in the relevant United States Treasury index. These loans generally provide for up to a 2.0% periodic cap and a lifetime cap of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Company's cost of funds. Borrowers of one-year residential ARM loans are generally qualified at a rate of 2.0% above the initial interest rate. The Company offers ARM loans that are convertible into fixed-rate loans with interest rates based upon the then current market rates. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. However, as of March 31, 2002, the Company had not experienced higher default rates on these loans relative to its other loans.

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

Commercial Real Estate Lending

      The Company engages in commercial real estate lending secured primarily by apartment buildings, office buildings, motels, nursing homes and strip shopping centers located in the Company's primary market area. At March 31, 2002, the Company had $429.7 million of commercial real estate loans, representing 22.6% of the Company's total loan portfolio.

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

Consumer Lending

      The Company offers a variety of secured and unsecured consumer loans, including manufactured housing loans (loans secured by prefabricated or mobile homes which serve as the borrower's dwelling), financed insurance premiums, lines of credit and loans secured by automobiles. Substantially all of the Company's manufactured housing loans and financed insurance premium loans are originated outside the Company's primary market area. The balance of the Company's consumer loans is originated inside the Company's market area.

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

      Manufactured housing loans represent the largest component of the Company's consumer loan portfolio. At March 31, 2002, the Company's portfolio of manufactured housing loans totaled $67.7 million, or 3.6% of its total loan portfolio. The Company's manufactured housing loans are typically originated at a higher rate than residential first mortgage loans, and generally have terms of up to 20 years. Historically, the Company's manufactured housing loans have been made with both fixed and adjustable rates of interest. Currently, however, the Company originates only fixed-rate manufactured housing loans. The Company's adjustable-rate manufactured housing loans typically have an interest rate of 4.0% above the one year United States Treasury index, adjusted annually, with a 2.0% maximum annual adjustment and a 16.0% interest rate cap. The initial interest rate represents the floor. Because the loan may be based on the cost of the manufactured housing as well as improvements and because manufactured housing may decline in value due to wear and tear following their initial sale, the value of the collateral securing a manufactured housing loan may be less than the loan balance. At the time of origination, inspections are made to substantiate current market values on all manufactured homes. The Company has purposely allowed the manufactured housing loan portfolio to decrease from its prior year balances as it attempts to de-emphasize this type of lending.

      Financed Insurance Premiums. Another component of the Company's consumer loan portfolio is financed insurance premiums. The Company conducts such lending through a general partnership known as Premium Payment Plan ("PPP") in which Hudson City Associates, Inc., a wholly owned subsidiary of the Bank, holds a 65% ownership interest. The remaining 35% interest is held by F.G.O. Corporation, which is responsible for the marketing of PPP's business. Hudson City Associates receives 65% of any profits but absorbs 100% of any losses of PPP. No profit distributions are made to F.G.O. Corporation until any past losses have been recouped. PPP is currently licensed to provide insurance premium financing in twenty-eight states, but does business primarily in New York, New Jersey and

Pennsylvania. Management estimates that approximately 26.3% of premiums financed are for non-standard and sub-standard (assigned risk) personal automobile insurance and the remaining 73.7% are for various commercial lines of insurance. Interest rates charged on these loans are substantially higher than those charged on other types of loans. Terms on these loans are primarily for nine months.

      The Company has experienced a relatively high level of delinquencies in its financed insurance premium portfolio resulting in higher charge-offs. The Company may continue to experience a high level of delinquencies and charge-offs in this class of loans due to the nature of this type of lending. The underwriting of these loans is generally not based upon the credit risk of the borrower. In the typical case, funds are advanced to the insurance company for the full amount of the premium upon receipt of a down payment from the insured. If the insured defaults on the loan, the Company sustains a loss to the extent the premium has been earned by (and is therefore unrecoverable from) the insurance company. The Company's most significant exposure to loss occurs when the initial insurance premium quoted by an insurance broker, and used as the basis for the loan and the related down payment, is increased by the underwriting insurance company subsequent to making the loan. In these instances, if the borrower decides not to pay the increased premium amount, the Company is left with an insufficient down payment, relative to the increased premium, and little or no collateral in the way of insurance premiums refundable by the insurance company. Accordingly, writing financed insurance premiums through insurance brokers who accurately quote the initial insurance premium is critical to this type of lending. At March 31, 2002, the Company had $30.7 million of financed insurance premiums through PPP, representing 1.6% of the Company's total loan portfolio.

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

Commercial Lending

      At March 31, 2002, commercial loans comprised $109.1 million, or 5.7% of the Company's total loan portfolio. Most of the Company's commercial loans have been extended to finance local businesses and include primarily short-term loans to finance machinery and equipment purchases, inventory, and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs, as well as mortgage warehouse lines of credit.

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

      The Company maintains a $20.0 million warehouse line of credit with Homestead Funding Corp. ("Homestead"), a mortgage company located in the Capital District area of New York. Homestead primarily originates residential real estate loans in the Company's market area. The line of credit is secured by assignments of the underlying mortgages. At March 31, 2002, the Company had $7.3 million outstanding under these warehouse line of credits which are included in commercial loans. The Company also has an equity investment in Homestead as a strategic initiative. The line of credit to Homestead was made in the ordinary course of business at the Company's normal credit terms, including interest rate and collateralization.

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

      Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure or repossession are classified as Other Real Estate Owned ("OREO") and Repossessed Property until sold. When property is classified as OREO and Repossessed Property, it is recorded at the lower of the recorded investment in the loan or fair value (net of disposition costs) at that date and any writedown resulting therefrom is charged to the allowance for loan losses. Subsequent writedowns are charged to operating expenses. Net expenses from OREO and repossessed properties are expensed as incurred. See the "Nonperforming Assets" table on page 14 of the Company's 2002 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

      Other Loans of Concern. As of March 31, 2002, there were $36.2 million of other loans not included in the category of nonperforming loans where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

      Allowance for Loan Losses. At March 31, 2002, the Company had a total allowance for loan losses of $36.6 million, representing 1.92% of total loans and 203.51% of total nonperforming loans. See the "Loan Loss Experience" table on page 15 of the Company's 2002 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

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

                                                                                  At March 31,
                                               ---------------------------------------------------------------------------------
                                                         2002                         2001                          2000
                                               ---------------------------------------------------------------------------------
                                                              Percent                      Percent                       Percent
(Dollars in thousands)                         Allowance     Of Loans       Allowance     Of Loans        Allowance     Of Loans
                                               For Loan      In Each        For Loan      In Each         For Loan      In Each
                                                Losses       Category        Losses       Category         Losses       Category
                                                             To Total                     To Total                      To Total
                                                               Loans                        Loans                         Loans
                                                -------        -----         -------        -----          -------        -----
Allocation of allowance for loan losses:
 Residential real estate (1)                    $11,316         64.2%        $ 5,937         59.5%         $ 5,015         60.8%
 Commercial real estate                          13,677         22.6           5,435         19.0            4,154         16.9
 Manufactured housing loans                       4,190          3.6           4,647          8.6            3,281          9.9
 Commercial loans                                 3,320          5.7           1,707          6.9              811          4.5
 Financed insurance premiums                      2,480          1.6           1,733          4.3            2,263          6.3
 Consumer loans                                   1,518          2.0             590          2.0              354          1.9
 Unearned discount, net deferred
   loan origination fees and
   costs, and purchase accounting
   adjustments                                       --          0.3              --         (0.3)              --         (0.3)
 Unallocated                                         71           --           2,276           --            3,730           --
                                                -------        -----         -------        -----          -------        -----

       Total                                    $36,572        100.0%        $22,325        100.0%         $19,608        100.0%
                                                =======        =====         =======        =====          =======        =====

                                                                   At March 31,
                                               ---------------------------------------------------
                                                         1999                         1998
                                               ---------------------------------------------------
                                                              Percent                      Percent
(Dollars in thousands)                         Allowance     Of Loans        Allowance    Of Loans
                                               For Loan      In Each         For Loan     In Each
                                                Losses       Category         Losses      Category
                                                             To Total                     To Total
                                                               Loans                        Loans
                                                -------        -----          ------        -----
Allocation of allowance for loan losses:
 Residential real estate (1)                    $ 2,989         51.7%         $1,457         54.1%
 Commercial real estate                           2,782         15.8           1,756         15.1
 Manufactured housing loans                       3,147         15.6           2,550         19.2
 Commercial loans                                   871          5.0             517          3.7
 Financed insurance premiums                      2,332         10.0           1,027          5.5
 Consumer loans                                     346          2.2             225          2.3
 Unearned discount, net deferred
   loan origination fees and
   costs, and purchase accounting
   adjustments                                       --         (0.3)             --          0.1
 Unallocated                                      1,829           --             695           --
                                                -------        -----          ------        -----

       Total                                    $14,296        100.0%         $8,227        100.0%
                                                =======        =====          ======        =====

----------
(1)   Includes home equity and construction loans.

Investment Activities

      The Company is authorized to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, the Company may also invest its assets in investment grade commercial paper, mortgage-backed securities, collateralized mortgage obligations (CMO's), corporate debt securities and mutual funds whose assets conform to the investments that the Company is otherwise authorized to make directly. As of March 31, 2002, the Company did not hold any securities to one issuer which exceeded 10% of equity, excluding securities issued by U.S. Government agencies.

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

      Management determines the appropriate classification of securities at the time of purchase. See Note 3 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

The following table sets forth information regarding the scheduled maturities, amortized cost, and weighted-average yields for the Company's securities portfolio at March 31, 2002 by contractual maturity. The table does not take into consideration the effects of scheduled repayments or possible prepayments. Equity securities, which have no stated maturity, are shown as maturing in the "Over 10 years" category in the table below.

----------------------------------------------------------------------------------------------------------------------
                                               Less than 1 year             1 to 5 years             5 to 10 years
----------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)                       Amortized    Weighted    Amortized     Weighted    Amortized     Weighted
                                                Cost      Average        Cost       Average        Cost       Average
                                                           Yield                      Yield                    Yield
                                              -------      -----        -------       -----       ------       -----
Securities Available for Sale:
 U.S. Government and
   Agency securities ..................       $ 3,987       2.91%       $   507       4.06%       $2,001       6.51%
 Corporate debt securities ............         5,987       4.82          9,932       7.06         2,000       7.50
 Tax-exempt securities ................           301       3.67            427       5.56            --         --
 Collateralized mortgage obligations ..            --         --             --         --           683       4.58
 Mortgage-backed securities ...........           694       6.10            803       6.73         1,125       7.51
 Equity securities ....................            --         --             --         --            --         --
 Other securities .....................           400       2.79            100       5.60            --         --
                                              -------       ----        -------       ----        ------       ----
    Total Securities
        Available for Sale ............       $11,369       4.12%       $11,769       6.84%       $5,809       6.82%
                                              =======       ====        =======       ====        ======       ====

-----------------------------------------------------------------------------------------------------------
                                                 Over 10 years                    Total Securities
-----------------------------------------------------------------------------------------------------------
(Dollars in thousands)                       Amortized     Weighted     Amortized     Weighted       Fair
                                               Cost        Average        Cost        Average        Value
                                                            Yield                      Yield
                                             --------       -----       --------       -----       --------
Securities Available for Sale:
 U.S. Government and
   Agency securities ..................      $ 21,543       7.11%       $ 28,038       6.41%       $ 27,035
 Corporate debt securities ............        40,124       5.58          58,043       5.82          56,133
 Tax-exempt securities ................        15,294       4.90          16,022       4.89          15,723
 Collateralized mortgage obligations ..        56,621       6.50          57,304       6.47          57,629
 Mortgage-backed securities ...........        58,136       6.11          60,758       6.14          60,833
 Equity securities ....................         5,287       4.84           5,287       4.84           5,597
 Other securities .....................            --         --             500       3.35             500
                                             --------       ----        --------       ----        --------
    Total Securities
        Available for Sale ............      $197,005       6.09%       $225,952       6.05%       $223,450
                                             ========       ====        ========       ====        ========

Sources of Funds

      General. The Company's primary sources of funds are deposits, amortization and prepayment of loan principal, sales, maturities, prepayments and calls of securities, short-term investments, and funds provided from operations and borrowings.

      Deposits. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits consist of passbook and statement savings accounts, money market and N.O.W accounts, and time deposits generally ranging in terms from three months to five years. The Company only solicits deposits from its primary market area and does not have brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. The Company has utilized premiums and promotional gifts for new accounts in connection with the opening of new branches or with club accounts. At March 31, 2002, the Company's deposits totaled $1.8 billion, of which $1.6 billion were interest-bearing deposits.

      The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit products offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Company believes that its passbook and statement savings, money market accounts and N.O.W accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain time deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

      The following table indicates, as of March 31, 2002, the amount of the Company's time deposits of $100,000 or more by time remaining until maturity.

                                                                                  Maturity
                                                   ------------------------------------------------------------------------

                                                   3 Months         3 to 6         6 to 12           Over
(In thousands)                                     or Less          Months         Months          12 Months         Total
                                                   -------          ------         ------          ---------         -----
Time deposits of $100,000 or more................  $ 35,390        $35,122        $ 32,157          $ 21,066      $ 123,735

      Borrowings. Although deposits are the Company's primary source of funds, the Company's practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.

      The Company's borrowings historically have consisted principally of short-term advances and long-term borrowings from the FHLB of New York. Such advances and borrowings can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Company currently maintains available lines of credit and is currently authorized to borrow up to $100.0 million on lines of credit with the FHLB of New York. At March 31, 2002, the Company had outstanding $450.7 million long-term borrowings from the FHLB of New York. See Note 7 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report to Shareholders incorporated herein by reference as Exhibit 13. The Company may increase its borrowings in order to fund the acquisition of additional securities or other assets in the future or as part of merger and acquisition activities.

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

      C. W. Bostwick, Inc. C. W. Bostwick, Inc. ("Bostwick") is a full-service insurance agency which provides more than 25 major carriers of personal, group and commercial insurance who offer insurance for life, home, property, personal liability, long-term care, disability and annuities for retirement to our customer base. The Company made an equity investment in Bostwick in September 1999. In January 2001, the Company exercised its option to acquire additional equity in Bostwick, and consequently, the Company became the majority shareholder of Bostwick and Bostwick became a consolidated subsidiary of the Company.

      Hudson River Financial Services, Inc. Hudson River Financial Services, Inc. ("HRFS") is a wholly-owned brokerage subsidiary of Hudson River Bank & Trust Company. It was acquired in April 2001 as a result of the acquisition of Cohoes Bancorp, Inc., parent company of Cohoes Savings Bank.

      ASB Insurance Agency, Inc. ASB Insurance Agency, Inc. ("ASB Insurance") is a single service corporation organized in 1984. In March 2002, the Bank acquired ASB Insurance as a result of the acquisition Ambanc Holding Co., Inc. Since its acquisition, ASB Insurance has conducted no business.

      Mohawk Valley Realty Corp. Mohawk Valley Realty Corp. ("MVRC") was incorporated during 2000 as a special purpose Real Estate Investment Trust under New York State law. MVRC was originally funded with approximately $104.5 million in residential real estate loans. The net income of MVRC is passed through to the Bank in the form of dividends. The Bank acquired MVRC with the Ambanc Acquisition during March 2002.

      Cohoes Realty, Inc. Cohoes Realty, Inc. ("CRI") is a Real Estate Investment Trust formed in 1999. The Bank acquired CRI through the Cohoes Acquisition in April 2001. CRI was originally funded with approximately $105.0 million of earning assets consisting of commercial real estate loans and debt securities. Interest income earned on the assets held by CRI will be passed through to the Bank in the form of dividends.

      CSB Funding, Inc. CSB Funding, Inc. became a wholly owned subsidiary of Hudson River Bank & Trust Company in April 2001 as a result of the acquisition of Cohoes Savings Bank. CSB Funding, Inc. has not conducted any business since the acquisition date.

      HRBT Services Corp. HRBT Services Corp. is a title insurance company which was incorporated in April 2001 and is a wholly owned subsidiary of Hudson River Bank & Trust Company.

      MCB Title Insurance, Inc. MCB Title Insurance, Inc was established as a title insurance company with Mohawk Community Bank during 2000. MCB Title Insurance, Inc. was acquired by Hudson River Bank & Trust Company in March, 2002 as part of the acquisition of Mohawk Holding Co., Inc. Hudson River Bank & Trust Company wholly owns MCB Title Insurance, Inc., which has conducted no business since the acquisition date.

      19 Front Street, Inc. 19 Front Street, Inc. became a wholly owned subsidiary of Hudson River Bank & Trust Company in March, 2002 as a result of the acquisition of Mohawk Holding Co., Inc. Since the acquisition, 19 Front Street, Inc. has conducted no business.

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

Employees

      At March 31, 2002, the Company had 571 full-time employees and 95 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

                                   REGULATION

      Set forth below is a brief description of the laws and regulations applicable to the Company and the Bank. The description of the laws and regulations hereunder, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Legislation is introduced from to time in the United States Congress that may affect the operations of the Company and the Bank. In addition, the regulations by which the Company and the Bank are governed may be amended from time to time. Any such legislative or regulatory changes could adversely affect the Bank or the Company. No assurance can be made as to whether or in what form any such changes will occur.

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

      The QTL test set forth in the HOLA requires that qualified thrift investments ("QTLs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans and loans for personal, family and household purposes to be included without limitation as qualified investments. At March 31, 2002, the Bank's assets invested in QTLs were in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

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

      In addition, Sections 22(g) and (h) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22 (h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At March 31, 2002, the Company was in compliance with the above restrictions.

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

      Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members ("non-members") of the Federal Reserve System. See Note 8 of the Notes to Consolidated Financial Statements included in the Company's 2002 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

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

      At March 31, 2002, the Bank had capital levels which qualified it as an "adequately-capitalized" institution. Management expects that the Bank will return to the well-capitalized category within twelve months.

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

      Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $450.7 million of FHLB long-term borrowings at March 31, 2002.

      As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At March 31, 2002, the Bank had approximately $22.8 million in FHLB stock, which resulted in its compliance with this requirement.

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

      Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts, including N.O.W. and Super N.O.W. accounts) and non-personal time deposits. As of March 31, 2002, the Company was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

      Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending March 31 for filing its consolidated federal income tax returns. For further information about the Federal income tax consequences for the Company, see Note 12 of the Notes to Consolidated Financial Statements within the Company's 2002 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

State and Local Taxation

      New York State Taxation. The Company and the Bank report income on a combined basis utilizing the Company's fiscal year. New York State Franchise Tax on banking corporations is currently imposed in an amount equal to the greater of (a) 8.5% of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications.

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

                Name              Age            Position Held with the Bank
           -----------------      ---        -----------------------------------

           Carl A. Florio         53         President & Chief Executive Officer

           Timothy E. Blow        35         Chief Financial Officer

           Sidney D. Richter      62         Executive Vice President

           James F. Mackerer      53         Senior Vice President

           Carol J. Dube          47         Senior Vice President

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

      James F. Mackerer. Mr. Mackerer became Senior Vice President of Retail Banking of the Company in February 2001. Prior to his appointment to Senior Vice President, Mr. Mackerer was Vice President of Commercial Lending and has been with the Company since 1993.

      Carol J. Dube. Ms. Dube became Senior Vice President of Operations of the Company in January 2000. From 1994 to 1999, Ms. Dube served as the Bank's Vice President of Information Technology. Prior to her employment with the Bank, Ms. Dube was employed by Fleet Bank as an officer in the information technology area.

Item 2. Properties

      The Company conducts its business at its main office and fifty other banking offices. The net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2002 was $29.2 million. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Bank, subject to possible future expansion.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

      The inside back cover of the attached 2002 Annual Report to Shareholders is herein incorporated by reference and attached hereto as Exhibit 13.

Item 6. Selected Financial Data

      Page 6 of the attached 2002 Annual Report to Shareholders is herein incorporated by reference and attached hereto as Exhibit 13.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Pages 7 through 21 of the attached 2002 Annual Report to Shareholders are herein incorporated by reference and attached hereto as Exhibit 13.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      Pages 15 through 16 of the attached 2002 Annual Report to Shareholders are herein incorporated by reference and attached hereto as Exhibit 13.

Item 8. Financial Statements and Supplementary Data

      The following information appearing in the Company's Annual Report to Shareholders for the year ended March 31, 2002, is incorporated by reference in this Annual Report on Form 10-K and attached hereto as Exhibit 13.

                                                                                                                           Pages in
                                                                                                                            Annual
                                                                                                                            Report
                                                                                                                            ------
Independent Auditors' Report...........................................................................................       22
Consolidated Balance Sheets as of March 31, 2002 and 2001..............................................................       23
Consolidated Income Statements for the Years Ended March 31, 2002, 2001 and 2000.......................................       24
Consolidated Statements of Changes in Shareholders' Equity for Years Ended March 31, 2002, 2001 and 2000...............       25
Consolidated Statements of Cash Flows for Years Ended March 31, 2002, 2001 and 2000....................................       26
Notes to Consolidated Financial Statements.............................................................................    27 to 46

      With the exception of the aforementioned information, the Company's Annual Report to Shareholders for the year ended March 31, 2002, is not deemed filed as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      Directors

      Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

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

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11. Executive Compensation

      Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2002, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) Exhibits

      Regulation                                                                      Reference to
         S-K                                                                         Prior Filing or
       Exhibit                                                                       Exhibit Number
        Number                                Document                               Attached Hereto
        ------                                --------                               ---------------
         3(i)      Certificate of Incorporation                                             *
        3(ii)      Bylaws                                                                  ****
          4        Instruments defining the rights of security holders, including           *
                   debentures
          10       Material Contracts
                       Employment Agreement between Hudson River Bank &                     *
                          Trust Company and certain executive officers
                       Employment Agreement between Hudson River Bancorp.,                  *
                          Inc. and certain executive officers
                       Change-In-Control Severance Agreement with certain                   *
                          officers of Hudson River Bank & Trust Company
                       Hudson River Bank & Trust Company Employee                           *
                           Severance Compensation Plan
                       Employee Stock Ownership Plan                                        *
                       Form of Hudson City Savings Institution 401(k)                       **
                          Savings Plan
                       Benefit Restoration Plan                                             **
                       Consulting Agreement with Harry Robinson                           10.10
                       Non-Competition Agreement with Harry Robinson                      10.11
                       1998 Stock Option and Incentive Plan                                ***
                       1998 Recognition and Retention Plan                                 ***
          13       Annual Report to Shareholders                                            13
          21       Subsidiaries of Registrant                                               21
          23       Consent of Independent Auditors                                          23

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

**** Filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999 under the Securities and Exchange Act of 1934, filed with the SEC on June 28, 1999, and incorporated herein by reference in accordance with Item 601 of Regulation S-K. Amendments to the Company's bylaws were filed as exhibits to the Company's current report filed on Form 10-K on May 14, 2002, and incorporated herein by reference.

      (b) Financial Statement Schedules

      All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.

      (c) Reports on Form 8-K

      A current report on Form 8-K was filed with the SEC on March 22, 2002 announcing the completion of the acquisition of Ambanc Holding Co., Inc.

                                   SIGNATURES

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HUDSON RIVER BANCORP, INC.


                                        By: /s/ Carl A. Florio
                                            ------------------------------------
                                            Carl A. Florio, President and Chief
                                              Executive Officer (Duly Authorized
                                              Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


/s/ Carl A. Florio                          /s/ Earl Schram Jr.
---------------------------------------     ------------------------------------
Carl A. Florio, Director, President and     Earl Schram, Jr., Chairman of the
Chief Executive Officer (Principal          Board
Executive and Operating Officer)

Date: June 28, 2002                         Date: June 28, 2002


/s/ Ronald S. Tecler                        /s/ Joseph W. Phelan
---------------------------------------     ------------------------------------
Ronald S. Tecler, Director                  Joseph W. Phelan, Director

Date: June 28, 2002                         Date: June 28, 2002


/s/ Marilyn A. Herrington                   /s/ William H. Jones
---------------------------------------     ------------------------------------
Marilyn A. Herrington, Director             William H. Jones, Director

Date: June 28, 2002                         Date: June 28, 2002


/s/ Joseph H. Giaquinto                     /s/ M. Bruce Cohen
---------------------------------------     ------------------------------------
Joseph H. Giaquinto, Director               M. Bruce Cohen, Director

Date: June 28, 2002                         Date: June 28, 2002


/s/ Harry L. Robinson                       /s/ Timothy E. Blow
---------------------------------------     ------------------------------------
Harry L. Robinson, Director                 Timothy E. Blow, Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

Date: June 28, 2002                         Date: June 28, 2002