Form 10-Q
period 2002-06-30
HUDSON RIVER BANCORP INC
filed 2002-08-14
CIK 1057007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

      As of August 7, 2002 there were issued and outstanding 15,191,659 shares of the Registrant's Common Stock.

                                    FORM 10-Q
                           HUDSON RIVER BANCORP, INC.
                                      INDEX

PART I. FINANCIAL INFORMATION

         ITEM 1. Financial Statements (unaudited)

                    Consolidated Balance Sheets at June 30, 2002
                    and March 31, 2002

                    Consolidated Income Statements for the three months ended June 30, 2002 and 2001

                    Consolidated Statements of Cash Flows for the three months ended June 30, 2002 and 2001

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

         ITEM 3. Defaults Upon Senior Securities

         ITEM 4. Submission of Matters to a Vote of Security Holders

         ITEM 5. Other Information

         ITEM 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

Item 1. Financial Statements

                           Hudson River Bancorp, Inc.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                                  June 30,        March 31,
(In thousands, except share and per share data)                                     2002            2002
                                                                                -----------      -----------
Assets
Cash and due from banks                                                         $    45,573      $    43,738
Federal funds sold                                                                  235,578          176,759
                                                                                -----------      -----------
     Cash and cash equivalents                                                      281,151          220,497
                                                                                -----------      -----------

Securities available for sale, at fair value                                        214,070          223,450
Federal Home Loan Bank of New York (FHLB) stock, at cost                             23,473           22,788

Loans                                                                             1,881,298        1,904,204
Allowance for loan losses                                                           (37,370)         (36,572)
                                                                                -----------      -----------
     Net loans                                                                    1,843,928        1,867,632
                                                                                -----------      -----------

Accrued interest receivable                                                          11,044           11,537
Premises and equipment, net                                                          28,365           29,215
Other real estate owned (OREO) and repossessed property                               1,073            1,252
Goodwill, net                                                                        62,414           62,414
Intangible assets, net                                                                6,901            7,233
Other assets                                                                         46,156           62,789
                                                                                -----------      -----------
     Total assets                                                               $ 2,518,575      $ 2,508,807
                                                                                ===========      ===========

Liabilities and Shareholders' Equity
Liabilities:
  Deposits:
     Savings                                                                        526,300          505,252
     N.O.W. and money market                                                        299,273          284,851
     Time deposits                                                                  767,422          803,283
     Noninterest-bearing                                                            186,272          174,977
                                                                                -----------      -----------
          Total deposits                                                          1,779,267        1,768,363
                                                                                -----------      -----------

  Securities sold under agreements to repurchase                                     18,995           16,972
  Long-term FHLB borrowings                                                         439,551          450,656
  Mortgagors' escrow deposits                                                        16,086            9,787
  Other liabilities                                                                  26,117           32,112
                                                                                -----------      -----------
          Total liabilities                                                       2,280,016        2,277,890
                                                                                -----------      -----------

Shareholders' Equity:
  Preferred stock, $.01 par value, Authorized 5,000,000 shares; none issued              --               --
  Common stock, $.01 par value, Authorized 40,000,000 shares;
          Issued 17,853,750 shares                                                      179              179
  Additional paid-in capital                                                        175,828          175,828
  Unallocated common stock held by ESOP                                             (12,552)         (12,552)
  Unvested restricted stock awards                                                   (4,386)          (3,999)
  Treasury stock, at cost (2,661,091 shares at June 30, 2002 and
      March 31, 2002)                                                               (28,505)         (28,751)
  Retained earnings, substantially restricted                                       106,960          101,713
  Accumulated other comprehensive income (loss)                                       1,035           (1,501)
                                                                                -----------      -----------
          Total shareholders' equity                                                238,559          230,917
                                                                                -----------      -----------
          Total liabilities and shareholders' equity                            $ 2,518,575      $ 2,508,807
                                                                                ===========      ===========

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                         Consolidated Income Statements
                                   (unaudited)

                                                             For the Three
                                                         Months Ended June 30,
                                                         ---------------------
(In thousands, except per share data)                      2002          2001
                                                         --------      -------
Interest income:
     Loans, including fees                               $ 35,537      $28,425
     Securities available for sale                          3,020        3,324
     Federal funds sold                                       858          116
     Loans held for sale                                       --           89
     Federal Home Loan Bank of New York stock                 236          267
                                                         --------      -------
           Total interest income                           39,651       32,221
                                                         --------      -------
Interest expense:
     Deposits                                              10,539       10,258
     Securities sold under agreements to repurchase            89          177
     Short-term FHLB advances                                  --          578
     Long-term FHLB borrowings                              5,048        2,688
                                                         --------      -------
           Total interest expense                          15,676       13,701
                                                         --------      -------
           Net interest income                             23,975       18,520
Provision for loan losses                                   1,500        1,400
                                                         --------      -------
           Net interest income after
               provision for loan losses                   22,475       17,120
                                                         --------      -------
Other operating income:
     Service charges on deposit accounts                    1,528        1,007
     Loan servicing income                                     27           41
     Net securities transactions                               --           30
     Net gain on sales of loans held for sale                  --          114
     Insurance commissions                                  1,132          759
     Trust and investment services income                     123          107
     Other income                                             728          539
                                                         --------      -------
           Total other operating income                     3,538        2,597
                                                         --------      -------
Other operating expenses:
     Compensation and benefits                              7,792        5,284
     Occupancy                                              1,390          910
     Equipment                                              2,124        1,111
     OREO and repossessed property                           (154)          11
     Advertising                                              366          390
     Legal and other professional fees                        490          271
     Goodwill amortization                                     --          699
     Intangible assets amortization                           332           32
     Other expenses                                         2,970        2,960
                                                         --------      -------
           Total other operating expenses                  15,310       11,668
                                                         --------      -------
Income before tax expense                                  10,703        8,049
Tax expense                                                 4,262        3,345
                                                         --------      -------
           Net income                                    $  6,441      $ 4,704
                                                         ========      =======
Basic earnings per share                                 $   0.46      $  0.34
                                                         ========      =======
Diluted earnings per share                               $   0.45      $  0.33
                                                         ========      =======

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                  For the Three Months Ended
                                                                                            June 30,
                                                                                  --------------------------
    (In thousands)                                                                    2002           2001
                                                                                   ---------      ---------
    Cash flows from operating activities:
      Net income                                                                   $   6,441      $   4,704
      Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation                                                                   1,338            925
        Goodwill and other intangibles amortization                                      332            731
        Provision for loan losses                                                      1,500          1,400
        Amortization of restricted stock awards                                          186            186
        Net securities transactions                                                       --            (30)
        Net gain on sales of loans held for sale                                          --           (114)
        Proceeds from sales of loans held for sale                                        --         15,222
        Adjustments of OREO and repossessed property to fair value                       225            186
        Net gain on sales of OREO and repossessed property                              (804)          (480)
        Net loss on sales and disposals of premises and equipment                         39             18
        Net decrease (increase) in accrued interest receivable                           493            (98)
        Net decrease in other assets                                                   4,422          9,127
        Net decrease in other liabilities                                             (5,995)       (13,011)
                                                                                   ---------      ---------
          Net cash provided by operating activities                                    8,177         18,766
                                                                                   ---------      ---------
    Cash flows from investing activities:
      Net cash used in acquisition activity                                               --       (128,399)
      Proceeds from sales of securities available for sale                                --         56,934
      Proceeds from maturities, calls and paydowns of securities available
        for sale                                                                      13,607         12,774
      Purchase of FHLB stock                                                            (986)            --
      Redemption of FHLB of New York stock                                               301             --
      Net loans repaid by (made to) customers                                         21,645         (1,815)
      Proceeds from sales of and payments received on OREO
        and repossessed property                                                       1,317          1,346
      Proceeds from sale of premises and equipment                                        --            250
      Surrender of bank-owned life insurance                                          10,520             --
      Purchases of premises and equipment                                               (527)          (803)
                                                                                   ---------      ---------
          Net cash provided by (used in) investing activities                         45,877        (59,713)
                                                                                   ---------      ---------
    Cash flows from financing activities:
      Net increase in deposits                                                        10,904         22,207
      Net increase (decrease) in short-term borrowings                                 2,023        (45,855)
      Issuance of long-term FHLB borrowings                                           75,000        110,000
      Repayment of long-term FHLB borrowings                                         (86,105)          (159)
      Net increase in mortgagors' escrow deposits                                      6,299          4,078
      Net proceeds from exercise of stock options                                         81            124
      Dividends paid                                                                  (1,426)          (994)
      Purchases of treasury stock                                                       (176)          (226)
                                                                                   ---------      ---------
          Net cash provided by investing activities                                    6,600         89,175
                                                                                   ---------      ---------
Net increase in cash and cash equivalents                                             60,654         48,228
Cash and cash equivalents at beginning of period                                     220,497         38,638
                                                                                   ---------      ---------
Cash and cash equivalents at end of period                                         $ 281,151      $  86,866
                                                                                   =========      =========



Supplemental cash flow information:
      Interest paid                                                                $  16,056      $  13,275
      Income taxes paid                                                            $     227      $   1,030

Supplemental disclosures of non-cash investing and financing activities:
      Loans transferred to OREO and repossessed property                           $     559      $     526
      Securities held to maturity transferred to securities available for sale     $      --      $   3,602
      Adjustment of securities available for sale to fair value, net of tax        $   2,536      $     (36)
      Acquisition activity:
                Fair value of noncash assets acquired                              $      --      $ 693,741
                Fair value of liabilities assumed                                  $      --      $ 596,375

See accompanying notes to unaudited consolidated interim financial statements.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

      1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2002. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

      2. Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income for the three month periods ended June 30, 2002 and 2001 was $9.0 million and $4.7 million, respectively.

      3. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Acquired intangible assets (other than goodwill) with definite useful lives are amortized over their respective estimated useful live to their estimated residual values, and reviewed for impairment.

      In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated income statement for the year ending March 31, 2003.

      As of April 1, 2002, the Company had unamortized goodwill in the amount of $62.4 million, which will be subject to the transition provisions of SFAS No.
142. The Company is in the process of evaluating whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Management believes that the amount of transitional impairment losses, if any, will not be significant.

                           Hudson River Bancorp, Inc.
          Notes to Unaudited Consolidated Interim Financial Statements
                                   (continued)


      The following table represents the Company's net income and earnings per share, as well as net income and earnings per share excluding goodwill amortization, for the three months ended June 30, 2002 and 2001:

                                                          Three Months Ended June 30,
            (In thousands)                                        2002          2001
            ------------------------------------------------------------------------
            Reported net income                              $   6,441     $   4,704
            Add: Goodwill amortization (net of tax)                 --           674
            ------------------------------------------------------------------------
            Net income, as adjusted                          $   6,441     $   5,378
            ========================================================================

                                                          Three Months Ended June 30,
            (In thousands)                                        2002          2001
            ------------------------------------------------------------------------
            Reported basic earnings per share                $    0.46     $    0.34
            Add: Goodwill amortization (net of tax)                 --          0.05
            ------------------------------------------------------------------------
            Basic earnings per share, as adjusted            $    0.46     $    0.39
            ========================================================================

                                                          Three Months Ended June 30,
            (In thousands)                                        2002          2001
            ------------------------------------------------------------------------
            Reported diluted earnings per share              $    0.45     $    0.33
            Add: Goodwill amortization (net of tax)                 --          0.05
            ------------------------------------------------------------------------
            Diluted earnings per share, as adjusted          $    0.45     $    0.38
            ========================================================================

      The following table shows the gross carrying amount and accumulated amortization of intangible assets that are subject to amortization:

                                                                   June 30, 2002
                                                        Gross Carrying      Accumulated
            (In thousands)                                      Amount     Amortization
            ---------------------------------------------------------------------------
            Intangible assets subject to amortization:
                 Core deposit intangible                        $6,781             $305
                 Other intangible assets                           571              146
            ---------------------------------------------------------------------------
            Total                                               $7,352             $451
            ===========================================================================

      The Company recorded $332 thousand in amortization expense for the three months ended June 30, 2002. Estimated amortization expense for the year ending March 31, 2003 and each of the next four years is as follows:

           Year ending March 31, 2003                  $ 1,245
                                 2004                      982
                                 2005                      806
                                 2006                      673
                                 2007                      587

      4. In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The new standard takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred. Related costs are capitalized as part of the carrying amounts of the assets to be retired and amortized over the assets' useful lives. The Company will adopt SFAS No. 143 as of April 1, 2003. The Company does not expect that SFAS No. 143 will have a material impact on its consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard maintains the previous accounting for the impairment or disposal of long-lived assets, but also establishes more restrictive criteria that have to be met to classify such an asset as "held for sale." SFAS No. 144 also increases the range of dispositions that qualify for reporting as discontinued operations, and changes the manner in which expected future operating losses from such operations are to be reported. The Company adopted SFAS No. 144 as of April 1, 2002. There was no material impact on the Company's consolidated financial statements from adopting this statement.

                           Hudson River Bancorp, Inc.

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS
                                   (CONTINUED)

      5. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month periods ended June 30, 2002 and 2001. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period using the treasury stock method. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

                                                                For the Three Months Ended June 30,
      --------------------------------------------------------------------------------------------
      (In thousands, except for share and per share data)                     2002            2001
      --------------------------------------------------------------------------------------------
      Net income                                                       $     6,441     $     4,704
                                                                       ===========     ===========

      Weighted average common shares outstanding                        13,857,462      13,694,450
      Dilutive effect of potential common shares outstanding:
              Stock options                                                335,217         242,744
              Restricted stock awards                                      135,917         110,021
      --------------------------------------------------------------------------------------------
      Weighted average common shares and potential
          common shares outstanding                                     14,328,596      14,047,215
                                                                       ===========     ===========

      Earnings per share amounts:
          Basic earnings per share                                     $      0.46     $      0.34
      ============================================================================================
          Diluted earnings per share                                   $      0.45     $      0.33
      ============================================================================================

      6. On March 8, 2002, the Company completed its acquisition of Ambanc Holding Co., Inc. ("Ambanc") paying $21.50 per share in cash for each share of Ambanc common stock outstanding. The total consideration of approximately $100.5 million was funded through the usage of the Company's Federal funds sold. Goodwill associated with this transaction approximated $23.2 million. In accordance with the provisions of SFAS No. 142, goodwill acquired after June 30, 2001 is not amortized but will instead be evaluated at least annually for impairment. The Company also recorded a core deposit intangible associated with the transaction of $6.8 million. The core deposit intangible is being amortized over its estimated useful life of approximately ten years on an accelerated basis. Ambanc had total assets of $654.1 million and total deposits of $480.9 million as of March 8, 2002. Its 14 branches located in the Capital District area of New York State were added to the Bank's branch network.

          A summary of pro forma combined financial information for the Company and Ambanc for the three months ended June 30, 2001 as if the transaction had occurred on April 1, 2001 is as follows:

               Net interest income                         $ 23,225
               Other operating income                         3,296
               Net income                                     5,234
               Basic earning per share                     $   0.38
               Diluted earning per share                   $   0.37

           These results combine the historical results of Ambanc into the Company's consolidated income statements; and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions actually taken place at that time. In particular, the Company expects to achieve operating cost savings as a result of the mergers, which are not reflected in the pro forma amounts presented.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and its subsidiaries, Hudson River Bank & Trust Company (the "Bank") and C. W. Bostwick, Inc. ("Bostwick") (combined, the "Company"), during the three months ended June 30, 2002, with comparisons to 2001 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2002 Annual Report on Form 10-K, should be read in conjunction with this review. Amounts in prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

      The Company's primary market area, with 51 full-service branches as of June 30, 2002, is the Capital District region of New York state. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest income earned on its assets and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income of the Company is also affected by provisions for loan losses and other operating income, such as fees on deposit related services and insurance commissions; it is also impacted by other operating expenses, such as compensation and benefits, occupancy and equipment expenses, and federal and state income taxes.

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

MERGER AND ACQUISITION ACTIVITY

      On March 8, 2002, the Company completed its acquisition of Ambanc Holding Co., Inc. ("Ambanc") paying $21.50 per share in cash for each share of Ambanc common stock outstanding (the "Ambanc Acquisition"). The total consideration of approximately $100.5 million was funded through the usage of the Company's Federal funds sold. Goodwill associated with this transaction approximated $23.2 million. In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill acquired after June 30, 2001 is not amortized but will instead be evaluated at least annually for impairment. The Company also recorded a core deposit intangible associated with the transaction of $6.8 million. The core deposit intangible is being amortized over its estimated useful life of approximately ten years on an accelerated basis. Ambanc had total assets of $654.1 million and total deposits of $480.9 million as of March 8, 2002. Its 14 branches located in the Capital District area of New York state were added to the Bank's branch network.

      On April 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Cohoes Bancorp, Inc. ("Cohoes") to provide for a merger of equals between the Company and Cohoes. At a special meeting of shareholders held by Cohoes on August 17, 2000, the merger was not approved by the requisite vote of Cohoes shareholders. On September 28, 2000, the Company terminated the Merger Agreement with Cohoes. On November 24, 2000, the Company entered into a new agreement to acquire Cohoes for $19.50 in cash for each share of Cohoes common stock outstanding (the "Cohoes Acquisition"). On April 20, 2001, the Company completed the Cohoes Acquisition. The total consideration of approximately $151.0 million was funded through the sale of securities and loans held for sale, and by long-term FHLB borrowings. Goodwill associated with this transaction approximated $31.0 million and was being amortized over twenty years on a straight line basis through March 31, 2002. Upon the Company's adoption of SFAS No. 142 as of April 1, 2002, this goodwill is no longer being amortized but will instead be evaluated at least annually for impairment. Cohoes had total assets of $705.4

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

million and total deposits of $502.1 million as of April 20, 2001. Its 20 branches located in the Capital District area of New York state were added to the Bank's branch network.

      During January 2002 and 2001, the Company acquired additional equity interests in Bostwick, an insurance agency in which the Company had originally made an equity investment during September 1999. The Company's total investment in the equity of Bostwick exceeded 50% with the January 2001 investment, and as a result, the results of Bostwick's operations have been consolidated with those of the Company since January 1, 2001.

OVERVIEW

      The Company earned net income for the three months ended June 30, 2002 of $6.4 million, or $0.45 diluted earnings per share, up $1.7 million from the $4.7 million, or $0.33 diluted earnings per share, earned during the three months ended June 30, 2001. The increase was primarily a result of the Ambanc Acquisition resulting in higher net interest income and other operating income, partially offset by a higher provision for loan losses, higher other operating expenses and higher tax expense. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which requires that goodwill no longer be amortized, the Company did not amortize goodwill for the quarter ended June 30, 2002. Goodwill amortization for the quarter ended June 30, 2001 was approximately $674 thousand, net of taxes. Without the effect of this goodwill amortization, net income for the quarter ended June 30, 2001 would have been $5.4 million, or $0.38 diluted earnings per share. For the three months ended June 30, 2002, the Company's return on average assets was 1.04%, down from 1.11% for the same period in 2001. The Company's return on average equity for the three months ended June 30, 2002 was 10.92%, up from 8.62% in 2001. The Company's return on average tangible equity for the three months ended June 30, 2002 was 15.47%, up from 10.24% for the same period in 2001. See Table A, "Financial Highlights".

ASSET/LIABILITY MANAGEMENT

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

Earning Assets

      Total average earning assets increased to $2.3 billion for the three months ended June 30, 2002, up from $1.6 billion in the same period of 2001. This increase was primarily a result of the completion of the Ambanc Acquisition during March 2002. Interest income for the three months ended June 30, 2002 was $39.7 million, up $7.4 million from the same period in 2001. The increase in average balances from the Ambanc Acquisition was the primary reason for the higher income, partially offset by lower yields on those assets. The yield on earning assets declined from 8.02% for the three months ended June 30, 2001 to 6.84% for the same period in 2002. The decline in the yield on earning assets was primarily due to the declining rate environment in the marketplace and the larger amount of lower yielding Federal funds sold held during the quarter. Earning assets were $2.4 billion and $2.3 billion at June 30, 2002 and March 31, 2002, respectively. The increase in earning assets was largely a result of increases Federal funds sold during the three months ended June 30, 2002, offset by decreases in securities available for sale and loans.

Loans

      The average balance of loans increased to $1.9 billion for the three months ended June 30, 2002, up $512.0 million from the $1.4 billion average for the same period in the prior year. The yield on loans for the quarter decreased 73 basis points, from 8.27% in 2001 to 7.54% in 2002. The decrease is attributed to the impact of adding loans, which were generally originated at lower rates relative to the Company's loan portfolio, as a result of the Ambanc Acquisition, and decreases in market interest rates during the current year. Interest income on loans for the three months ended June 30, 2002 increased to $35.5 million from $28.4 million for the same period in 2001. The

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

increase in average balances for the quarter resulted in a $9.8 million increase in interest income earned on loans that was partially offset by a $2.7 million decrease in interest income earned due to lower rates.

      Total loans were $1.9 billion at both June 30, 2002 and March 31, 2002. Loans secured by commercial real estate increased from $429.7 million, or 22.6% of total loans at March 31, 2002, to $433.6 million, or 23.0% of total loans at June 30, 2002. Financed insurance premiums increased $4.4 million to $35.2 million at June 30, 2002 from $30.7 million at March 31, 2002. These increases were offset by a decrease of $24.9 million in loans secured by residential real estate to $1.2 billion at June 30, 2002, a decrease of $1.9 million in commercial loans to $107.1 million at June 30, 2002, and a decrease of $1.2 million in manufactured housing loans to $66.4 million at June 30, 2002. Management intends to continue to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. Prepayments as a result of the lower rate environment of other loan types, particularly in residential loans, also reduced loans during the three months ended June 30, 2002. See Table D, "Loan Portfolio Analysis".

Securities

      The average balance of securities available for sale ("securities") increased $15.2 million to $216.2 million for the three months ended June 30, 2002, up from $200.9 million for the three months ended June 30, 2001. This increase is attributed primarily to the Ambanc Acquisition in March 2002. Interest income earned on securities was $3.0 million for the three months ended June 30, 2002, down $304 thousand from the $3.3 million earned in the three months ended June 30, 2001. The increase in average balances for the quarter resulted in a $239 thousand increase in interest income earned on securities that was more than offset by a $543 thousand decrease in interest income earned due to lower rates. The yield on securities decreased 104 basis points to 5.60% for the three months ended June 30, 2002 from 6.64% for the three months ended June 30, 2001.

      Securities at June 30, 2002 were $214.1 million, down $9.4 million from the $223.5 million the Company held as of March 31, 2002. The decrease was due to maturities, calls and paydowns of securities. Management anticipates that securities will increase in the future as the level of Federal funds sold is reduced and reinvested in securities and loans.

Federal Funds Sold

      The average balance of Federal funds sold of $194.0 million for the three months ended June 30, 2002 generated $858 thousand in interest income for the quarter. The average balance was up $183.7 million from the $10.3 million reported for the three months ended June 30, 2001. At June 30, 2002, Federal funds sold amounted to $235.6 million. The Company is currently utilizing Federal funds for short-term liquidity and for asset/liability management purposes, including the locking in of favorable rates on longer term borrowings. As noted above, the balance of Federal funds should decrease in the future as management redeploys some Federal funds sold into higher yielding securities and as loan demand increases.

Funding Sources

      The Company utilizes traditional deposit products such as time, savings, and N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. Interest-bearing liabilities at June 30, 2002 and March 31, 2002 were $2.1 billion. The average balance of interest-bearing liabilities increased to $2.1 billion for the three months ended June 30, 2002 from $1.3 billion for the three months ended June 30, 2001. This increase in average balances is attributed primarily to the completion of the Ambanc Acquisition. Interest expense for the three months ended June 30, 2002 was $15.7 million, up $2.0 million from the same period in 2001. The increase in volume, partially offset by a decline in the average rate paid from 4.09% to 3.06%, resulted in the overall increase in interest expense for the three month period.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Deposits

      The average balance of savings accounts increased $220.4 million to $515.1 million for the three months ended June 30, 2002, up from $294.7 million for the same period in 2001. This fluctuation was primarily the result of the consummation of the Ambanc Acquisition during March 2002. Interest expense on savings accounts increased accordingly from $1.9 million for the quarter ended June 30, 2001 to $2.7 million for the quarter ended June 30, 2002. The increase in the average balance of savings accounts was offset somewhat by a decrease in the yield paid on these deposits to 2.07% from 2.57% for the quarters ended June 30, 2002 and 2001, respectively.

      Interest expense on N.O.W. and money market accounts increased from $966 thousand for the three months ended June 30, 2001 to $1.0 million for the same period in 2002. The average balance of N.O.W. and money market accounts increased to $293.3 million from $173.5 million for the three month period ended June 30, 2001. A decrease in average rates paid due to market conditions from 2.23% to 1.42% almost entirely offset the effect of the higher average balances.

      The average balance of time deposits increased from $581.5 million for the three months ended June 30, 2001 to $780.6 million for the three months ended June 30, 2002. Interest expense on time deposits decreased a total of $563 thousand for the three months ended June 30, 2002 from the comparable period in 2001. Lower average rates paid on time deposits of 3.48% for the three months ended June 30, 2002 were down from 5.06% in 2001 and more than offset the effect of the higher average balances resulting in the decrease in interest expense in 2002.

      Total deposits, including $186.3 million of noninterest-bearing deposits, were $1.8 billion at June 30, 2002, up $10.9 million from March 31, 2002. Noninterest bearing deposits were up $11.3 million for this time period, offset slightly by declines in interest bearing deposits. Increases were generally the result of the Company's continued focus on commercial services, including commercial deposits.

Short-term FHLB Advances and Long-term FHLB Borrowings

      The Company had no short-term FHLB advances during the quarter ended June 30, 2002. As a result, interest expense on these advances decreased $578 thousand for the three months ended June 30, 2002 from the same period in 2001. This decrease is primarily the result of the Company taking advantage of opportunities to enhance its interest rate risk profile by shifting shorter-term FHLB advances into long-term funding, at generally lower rates than were available in the local time deposit market. The average balance of long-term FHLB borrowings was $435.1 million for the three months ended June 30, 2002, an increase of $220.3 million from the $214.9 million during the three months ended June 30, 2001. The increase in this category was primarily attributed to the movement of short-term advances into long-term borrowings at generally lower rates, the need to fund the Cohoes Acquisition, and management's continued monitoring of the Company's interest rate risk profile.

      There were no short-term FHLB advances at June 30, 2002 or March 31, 2002. Long-term FHLB borrowings were $439.6 million at June 30, 2002 down from $450.7 million at March 31, 2002. The decrease in this category was primarily attributed to the calls and repayments of borrowings. The interest rates on the long-term borrowings are generally fixed with maturities ranging from two months to ten years, with call options ranging from one month to four years.

Net Interest Income

      Net interest income for the three months ended June 30, 2002 was $24.0 million, up from $18.5 million for the three months ended June 30, 2001. The increase was the result of the increase in average earning assets from the Ambanc Acquisition, and lower rates paid on interest-bearing liabilities, offset in part by higher balances of interest-bearing liabilities and lower rates earned on earning assets. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended June 30, 2002 was 4.14%, down from 4.61% for the three months ended June 30, 2001. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

Noninterest Sensitive Assets and Liabilities

      Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill and other intangibles, and other assets. Total noninterest sensitive assets amounted to $156.0 million at June 30, 2002, down $18.5 million from the March 31, 2002 level. The decrease is primarily attributed to a $10.5 million surrender of a bank-owned life insurance policy acquired in the Ambanc

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Acquisition, as well as a $4.5 million decrease in the level of the Company's net taxes receivable primarily due to the fluctuation in timing and amount of income tax payments made.

      Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities. Noninterest-bearing deposits increased from $175.0 million at March 31, 2002 to $186.3 million at June 30, 2002. This increase is a result of the growth in the Company's commercial accounts, which are generally noninterest-bearing. Other liabilities decreased from $32.1 million at March 31, 2002 to $26.1 million at June 30, 2002. The decrease is attributed to the continued redemption of Ambanc Holding Co., Inc. shares in connection with the Ambanc Acquisition.

RISK MANAGEMENT

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

Nonperforming Assets

      Nonperforming assets include nonperforming loans (loans in a nonaccrual status, loans that have been restructured in a troubled debt restructuring, and loans past due 90 days or more and still accruing interest) and assets which have been foreclosed or repossessed. Foreclosed assets typically represent residential or commercial properties, while repossessed property is primarily manufactured homes abandoned by their owners or repossessed by the Company.

      Total nonperforming assets were $19.8 million at June 30, 2002 and represented 0.79% of total assets at June 30, 2002, up slightly from 0.77% at March 31, 2002. Nonperforming loans at June 30, 2002 increased $760 thousand from March 31, 2002. This increase is primarily a function of increases of commercial real estate and financed insurance premium nonaccruals of $1.2 million and $335 thousand, respectively, offset by a decrease of $715 thousand in manufactured housing loan nonaccruals. Financed insurance premium nonaccruals did not increase during the quarter ended June 30, 2002 to the same extent as in the same period of the prior year due to the lower level of loans of this type originated during the current year.

      A $179 thousand reduction in foreclosed and repossessed property was made up of a $201 thousand reduction in repossessed property, offset partially by an increase of $47 thousand in foreclosed residential properties.

Allowance and Provision For Loan Losses

      The allowance for loan losses at June 30, 2002 was $37.4 million, up from $36.6 million at March 31, 2002. The allowance as a percentage of nonperforming loans decreased from 203.5% at March 31, 2002 to 199.5% at June 30, 2002. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. Net charge-offs for the three months ended June 30, 2002 were $702 thousand, up from $407 thousand for the same period in 2001.

      As a result of management's analysis of the risk characteristics of the loan portfolio, as well as the trends and levels of nonperforming and other delinquent loans and general economic uncertainty, a provision for loan losses of $1.5 million and $1.4 million for the three months ended June 30, 2002 and 2001, respectively, was recorded. The provision as a percentage of average loans declined from 0.41% for the three months ended June 30, 2001 to 0.32% in 2002. The decline is primarily a result of the increase in average balances of loans outstanding from $1.4 billion for the three months ended June 30, 2001 to $1.9 billion for the three months ended June 30, 2002, primarily in residential real estate loans. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. Net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area, nonperforming loan balances and non-portfolio growth are the primary factors which are considered in

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

determining the level of the Company's provision for loan losses. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

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

      Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive as of June 30, 2002. As a result, rising interest rates projected over a 12 month horizon would have a positive impact on net interest income; conversely, falling interest rates would have a negative impact on net interest income. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income. The Company's purchases of securities, retention or sale of fixed rate loan products, utilization of longer term borrowings, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

      The sensitivity analysis performed by the Company does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. The results are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make assurances as to the predicative nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

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

CAPITAL RESOURCES

      Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well-capitalized" institution in accordance with regulatory standards. Total equity was $238.6 million at June 30, 2002 or 9.47% of total assets on that date. As of March 31, 2002, total equity was $230.9 million or 9.20% of total assets. Ratios of tangible equity to tangible assets were 6.91% and 6.61% as of June 30, 2002 and March 31, 2002, respectively. As of June 30, 2002, the Company and the Bank exceeded all of its regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES

      Total other operating income was $3.5 million for the three months ended June 30, 2002, up from the $2.6 million earned for the same period in 2001. Other operating income is composed primarily of service charges on deposit accounts, insurance commissions, trust and investment services income, and other income. Income from service charges on deposit accounts increased from $1.0 million in 2001 to $1.5 million in 2002, primarily as a result of the Ambanc Acquisition and its resultant increase in deposit accounts. Income from insurance commissions from the Company's insurance agency subsidiary (Bostwick) increased $373 thousand to $1.1 million for the quarter ended June 30, 2002 from the $759 thousand earned for the same period in 2001. Income from trust and investment services was $123 thousand for the quarter ended June 30, 2002, up $16 thousand from 2001. These increases can be attributed to the expansion of the Company's market area and customer base. Other income was $728 thousand for the three months ended June 30, 2002, as compared to $539 thousand for the same period in 2001. This increase is primarily the result of earnings from the Company's investment in Homestead Funding, a mortgage banking company, as well as higher broker fees realized from the Company's own mortgage brokerage subsidiary.

      Total other operating expenses were $15.3 million for the three months ended June 30, 2002, up $3.6 million from the same period in 2001. This increase was due to higher expenses in compensation and benefits, occupancy, equipment, and legal and other professional fees, partially offset by a reduction in goodwill and other intangibles amortization.

      Compensation and benefits increased $2.5 million to $7.8 million for the three months ended June 30, 2002 from $5.3 million in 2001. This increase is substantially the result of the Ambanc Acquisition with the addition of 14 branches in March 2002. In addition, expenses relating to the Company's ESOP increased $187 thousand from the same period in 2001 due to the increase in the Company's stock price. Management believes that compensation and benefits may fluctuate in future periods, as costs related to the Company's ESOP are dependent on the Company's average stock price.

      Occupancy expense for the three months ended June 30, 2002 was $1.4 million, up $480 thousand from the $910 thousand for the same period in the prior year. Equipment expenses for the three months ended June 30, 2002 were $2.1 million, up from $1.1 million in 2001. These expenses were higher primarily due to the growth in the Company's branch network resulting from the Ambanc Acquisition.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

      Legal and other professional fees increased from $271 thousand during the three months ended June 30, 2001 to $490 thousand during the same period in 2002. The increase can be attributed to the growth of the Company, as well as consultants utilized by the Company to assist in certain technology initiatives.

      Goodwill amortization declined $699 thousand as a result of the Company's adoption of SFAS No. 142 on April 1, 2002 as discussed previously. Intangible assets amortization increased from $32 thousand to $332 thousand as a result of the recognition of the core deposit intangible from the Ambanc Acquisition.

TAX EXPENSE

      Tax expense increased from $3.3 million for the three months ended June 30, 2001 to $4.3 million for the comparable period in 2002. The increase is primarily the result of higher income before tax expense. The increase is partially offset by a reduction in the Company's effective tax rate as a result of the adoption of SFAS No. 142, which requires that the Company's goodwill no longer be amortized but instead be evaluated annually for impairment. The Company's goodwill is almost entirely nondeductible.

IMPACT OF INFLATION AND CHANGING PRICES

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company's operations. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services.

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

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table A. Financial Highlights

                                                 At or                        At or
                                       For the Three Months Ended     For the Years Ended
                                                June 30,                    March 31,
                                       --------------------------    ----------------------
                                           2002          2001          2002          2001
                                         --------      --------      --------      --------
Financial Ratios
----------------
Basic earnings per share                 $   0.46      $   0.34      $   1.42      $   0.86
Diluted earnings per share                   0.45          0.33          1.38          0.85
Return on average assets(1)                  1.04%         1.11%         1.03%         1.00%
Return on average equity(1)                 10.92          8.62          8.68          5.68
Return on average tangible equity(1)        15.47         10.24         10.62          6.01
Dividend payout ratio                       22.14         21.13         25.38         26.66
Net interest rate spread                     3.78          3.93          3.74          3.68
Net interest margin(1)                       4.14          4.61          4.29          4.58
Efficiency ratio(2)                         55.00         52.10         51.81         51.94
Expense ratio(1)(2)                          2.43          2.57          2.40          2.44

                                                                   At Period Ended
                                                         ------------------------------------
                                                                              March 31,
                                                         June 30,      ----------------------
                                                           2002          2002          2001
                                                         --------      --------      --------
Share Information
-----------------
Book value per share                                     $  17.22      $  16.66      $  15.78
Book value per share, including unallocated
    ESOP shares and unvested RRP shares                     15.70         15.20         14.15
Tangible book value per share                               12.21         11.64         14.95
Tangible book value per share, including unallocated
     ESOP shares and unvested RRP shares                    11.14         10.61         13.40
Closing market price                                        26.99         24.13         13.94

Capital Ratios
--------------
Equity to total assets                                       9.47%         9.20%        17.88%
Tangible equity to tangible assets                           6.91          6.61         17.10

Asset Quality Ratios
--------------------
Nonperforming loans to total loans                           1.00          0.94          0.97
Nonperforming assets to total assets                         0.79          0.77          0.77
Allowance for loan losses to:
     Loans                                                   1.99          1.92          2.53
     Nonperforming loans                                   199.51        203.51        259.96

(1)   Annualized for the three month periods.
(2) Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, goodwill amortization and intangible assets amortization. The year ended March 31, 2001 ratio excludes pre-tax nonrecurring merger expenses and other nonrecurring expenses.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table B. Average Balances, Interest, and Yields

                                                                          Three Months Ended June 30,
                                                  -------------------------------------------------------------------------
                                                                  2002                                  2001
                                                  -----------------------------------   -----------------------------------
                                                    Average                 Average       Average                  Average
(Dollars in thousands)                              Balance     Interest   Yield/Rate     Balance     Interest   Yield/Rate
                                                  -----------------------------------   -----------------------------------
Earning assets
Federal funds sold                                $   194,004    $   858      1.77%     $    10,268    $   116      4.53%
Loans held for sale                                        --         --        --            5,299         89      6.74
Securities available for sale (1)                     216,153      3,020      5.60          200,920      3,324      6.64
Federal Home Loan Bank of New York stock               22,870        236      4.14           16,767        267      6.39
Loans (2)                                           1,890,565     35,537      7.54        1,378,597     28,425      8.27
                                                  -----------------------------------   -----------------------------------
     Total earning assets                           2,323,592     39,651      6.84%       1,611,851     32,221      8.02%
                                                                 --------------------                  --------------------

Cash and due from banks                                41,965                                15,311
Allowance for loan losses                             (36,615)                              (27,285)
Other nonearning assets                               164,088                               103,375
                                                  -----------                           -----------
     Total assets                                 $ 2,493,030                           $ 1,703,252
                                                  ===========                           ===========

Interest-bearing liabilities
Savings accounts                                  $   515,131    $ 2,657      2.07%     $   294,704    $ 1,891      2.57%
N.O.W. and money market accounts                      293,279      1,039      1.42          173,521        966      2.23
Time deposit accounts                                 780,551      6,767      3.48          581,542      7,330      5.06
Mortgagors' escrow deposits                            13,169         76      2.31           11,637         71      2.45
Securities sold under agreements to repurchase         19,206         89      1.86           18,392        177      3.86
Short-term FHLB advances                                   --         --        --           48,058        578      4.82
Long-term FHLB borrowings                             435,127      5,048      4.65          214,867      2,688      5.02
                                                  -----------------------------------   -----------------------------------
     Total interest-bearing liabilities             2,056,463     15,676      3.06%       1,342,721     13,701      4.09%
                                                                 --------------------                  --------------------

Noninterest-bearing deposits                          172,944                               103,135
Other noninterest-bearing liabilities                  27,121                                38,498
Shareholders' equity                                  236,502                               218,898
                                                  -----------                           -----------
     Total liabilities and shareholders' equity   $ 2,493,030                           $ 1,703,252
                                                  ===========                           ===========

Net interest income                                              $23,975                               $18,520
                                                                 =======                               =======

Net interest spread                                                           3.78%                                 3.93%
                                                                              =====                                 =====

Net interest margin                                                           4.14%                                 4.61%
                                                                              =====                                 =====

(1)   Average balances include fair value adjustment.
(2)   Average balances include nonaccrual loans.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table C. Volume and Rate Analysis

                                                                 Three Months Ended
                                                                      June 30,
                                                        ----------------------------------
                                                                    2002 vs 2001
                                                        ----------------------------------
                                                         Due To        Due To        Net
(In thousands)                                           Volume         Rate        Change
                                                        ----------------------------------
Interest income
     Federal funds sold                                 $    854      $  (112)     $   742
     Loans held for sale                                     (89)          --          (89)
     Securities available for sale                           239         (543)        (304)
     Federal Home Loan Bank of New York stock                 80         (111)         (31)
     Loans                                                 9,803       (2,691)       7,112
                                                        ----------------------------------
     Total interest income                                10,887       (3,457)       7,430
                                                        ----------------------------------

Interest expense
     Savings accounts                                   $  1,195      $  (429)     $   766
     N.O.W. and money market accounts                        508         (435)          73
     Time deposit accounts                                 2,099       (2,662)        (563)
     Mortgagors' escrow deposits                               9           (4)           5
     Securities sold under agreements to repurchase            8          (96)         (88)
     Short-term FHLB advances                               (578)          --         (578)
     Long-term FHLB borrowings                             2,569         (209)       2,360
                                                        ----------------------------------
     Total interest expense                                5,810       (3,835)       1,975
                                                        ----------------------------------

Net interest income                                     $  5,077      $   378      $ 5,455
                                                        ==================================

Note: Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table D. Loan Portfolio Analysis

                                                        June 30,                              March 31,
                                                 ---------------------      -------------------------------------------
(Dollars in thousands)                                    2002                      2002                    2001
                                                 ---------------------      --------------------      -----------------
                                                    Amount         %           Amount        %          Amount       %
                                                 -----------     -----      -----------    -----      ---------    -----
Loans secured by real estate:
     Residential                                 $ 1,179,000      62.6%     $ 1,203,866     63.2%     $ 515,584     58.4%
     Commercial                                      433,588      23.0          429,692     22.6        167,344     19.0
     Construction                                     17,962       1.0           18,378      1.0          9,306      1.1
                                                 -----------     -----      -----------    -----      ---------    -----
          Total loans secured by real estate     $ 1,630,550      86.6%     $ 1,651,936     86.8%     $ 692,234     78.5%
                                                 -----------     -----      -----------    -----      ---------    -----

Other loans:
     Manufactured housing                        $    66,423       3.5%     $    67,660      3.6%     $  75,287      8.6%
     Commercial                                      107,145       5.7          109,083      5.7         60,311      6.9
     Financed insurance premiums                      35,150       2.0           30,727      1.6         38,216      4.3
     Consumer                                         36,184       1.9           38,416      2.0         17,943      2.0
                                                 -----------     -----      -----------    -----      ---------    -----
          Total other loans                      $   244,902      13.1%     $   245,886     12.9%     $ 191,757     21.8%
                                                 -----------     -----      -----------    -----      ---------    -----

Unearned discount, net deferred loan
     origination fees and costs, and
     purchase accounting adjustments                   5,846       0.3            6,382      0.3         (2,579)    (0.3)
                                                 -----------     -----      -----------    -----      ---------    -----
          Total loans                            $ 1,881,298     100.0%     $ 1,904,204    100.0%     $ 881,412    100.0%
                                                                 =====                     =====                   =====
Allowance for loan losses                            (37,370)                   (36,572)                (22,325)
                                                 -----------                -----------               ---------
          Net loans                              $ 1,843,928                $ 1,867,632               $ 859,087
                                                 ===========                ===========               =========

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table E. Nonperforming Assets


                                                                 March 31,
                                             June 30,      --------------------
(In thousands)                                 2002          2002         2001
                                             --------      -------      -------

Nonaccruing loans
     Residential real estate                  $ 7,330      $ 7,431      $ 2,050
     Commercial real estate                     5,112        3,905          849
     Commercial loans                             808          751           --
     Manufactured housing                       2,165        2,880        3,169
     Financed insurance premiums                2,780        2,445        2,439
     Consumer                                     536          559           81
                                              -------      -------      -------
Total nonaccruing loans                       $18,731      $17,971      $ 8,588
                                              =======      =======      =======

Foreclosed and repossessed property
     Residential real estate                  $   143      $    96      $   161
     Commercial real estate                       110          135           --
     Repossessed property                         820        1,021          615
                                              -------      -------      -------
Total foreclosed and repossessed property     $ 1,073      $ 1,252      $   776
                                              =======      =======      =======

Total nonperforming assets                    $19,804      $19,223      $ 9,364
                                              =======      =======      =======
Allowance for loan losses                     $37,370      $36,572      $22,325
                                              =======      =======      =======

Allowance to nonperforming loans               199.51%      203.51%      259.96%
Nonperforming assets to total assets             0.79%        0.77%        0.77%
Nonperforming loans to total loans               1.00%        0.94%        0.97%

                           Hudson River Bancorp, Inc.
                      Management's Discussion and Analysis
                                   (continued)

Table F. Loan Loss Experience

                                                              Three Months Ended                    Years Ended
(In thousands)                                                     June 30,                          March 31,
                                                        -----------------------------       ---------------------------
                                                            2002              2001              2002            2001
                                                        -----------       -----------       -----------       ---------
Loans outstanding (end of period)                       $ 1,881,298       $ 1,511,562       $ 1,904,204       $ 881,412
                                                        ===========       ===========       ===========       =========
Average loans outstanding (period to date)              $ 1,890,565       $ 1,378,597       $ 1,490,547       $ 849,283
                                                        ===========       ===========       ===========       =========

Allowance for loan losses at beginning of period        $    36,572       $    22,325       $    22,325       $  19,608

Loan charge-offs:

          Residential real estate                               (15)              (13)             (457)           (312)

          Commercial real estate                                (80)               --              (395)           (643)

          Commercial loans                                     (272)               --               (34)             --

          Manufactured housing                                 (355)             (368)           (1,553)         (1,494)

          Consumer                                              (84)              (61)             (383)           (166)

          Financed insurance premiums                          (112)             (231)           (1,566)           (865)
                                                        -----------       -----------       -----------       ---------
                     Total charge-offs                         (918)             (673)           (4,388)         (3,480)
                                                        -----------       -----------       -----------       ---------

Loan recoveries:

          Residential real estate                                35                 5               198             188

          Commercial real estate                                  5                 5                85             187

          Commercial loans                                        6                --                --              10

          Manufactured housing                                   34                31               113             125

          Consumer                                               37                22                75              59

          Financed insurance premiums                            99               203               804             528
                                                        -----------       -----------       -----------       ---------
                     Total recoveries                           216               266             1,275           1,097
                                                        -----------       -----------       -----------       ---------

Loan charge-offs, net of recoveries                            (702)             (407)           (3,113)         (2,383)

Provision charged to operations                               1,500             1,400             5,675           5,100

Allowance acquired                                               --             5,833            11,685              --

                                                        -----------       -----------       -----------       ---------
Allowance for loan losses at end of period              $    37,370       $    29,151       $    36,572       $  22,325
                                                        ===========       ===========       ===========       =========
Ratio of net charge-offs to average loans
          outstanding (annualized)                             0.15%             0.12%             0.21%           0.28%
                                                        ===========       ===========       ===========       =========
Provision to average loans outstanding (annualized)            0.32%             0.41%             0.38%           0.60%
                                                        ===========       ===========       ===========       =========
Allowance to loans outstanding                                 1.99%             1.93%             1.92%           2.53%
                                                        ===========       ===========       ===========       =========

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

            None

ITEM 5: OTHER INFORMATION

            None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Reports on Form 8-K

            An amendment to the March 22, 2002 current report on Form 8-K was filed with the SEC on May 24, 2002 for the purpose of including the pro forma financial information required for the completion of the Ambanc Acquisition.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HUDSON RIVER BANCORP, INC.


         8/13/02                        /s/ Carl A. Florio
-------------------------               ----------------------------------------
          Date                          Carl A. Florio, Director, President and
                                        Chief Executive Officer (Principal
                                        Executive and Operating Officer)


         8/13/02                        /s/ Timothy E. Blow
-------------------------               ----------------------------------------
          Date                          Timothy E. Blow, Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)

                                  CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Hudson River Bancorp, Inc. (the "Company") that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 fully complies with the requirements of Section 13(a) and Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.


         8/13/02                        /s/ Carl A. Florio
-------------------------               ----------------------------------------
          Date                          Carl A. Florio
                                        Chief Executive Officer


         8/13/02                        /s/ Timothy E. Blow
-------------------------               ----------------------------------------
          Date                          Timothy E. Blow
                                        Chief Financial Officer