Form 10-Q
period 2002-09-30
HUDSON RIVER BANCORP INC
filed 2002-11-08
CIK 1057007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24187

HUDSON RIVER BANCORP, INC. (Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization) One Hudson City Centre, Hudson New York (Address of principal executive offices)	14-1803212 (I.R.S. Employer Identification No.) 12534 (Zip Code)

Registrant’s telephone number, including area code: (518) 828-4600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   |X| YES |_| NO

        As of November 8, 2002, there were issued and outstanding 15,191,806 shares of the Registrant’s Common Stock.

FORM 10-Q HUDSON RIVER BANCORP, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets at September 30, 2002 and March 31, 2002

Consolidated Income Statements for the three and six months ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows for the six months ended September 30, 2002 and 2001

Notes to Unaudited Consolidated Interim Financial Statements

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

ITEM 4. Controls and Procedures

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 2. Changes in Securities and Use of Proceeds

ITEM 3. Defaults Upon Senior Securities

ITEM 4. Submission of Matters to a Vote of Security Holders

ITEM 5. Other Information

ITEM 6. Exhibits and Reports on Form 8-K

EXHIBIT INDEX SIGNATURE PAGE CERTIFICATIONS i

Item 1. Financial Statements

Hudson River Bancorp, Inc. Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	September 30, 2002	March 31, 2002

Assets
Cash and due from banks	$ 46,130	$ 43,738
Federal funds sold	253,672	176,759

Cash and cash equivalents	299,802	220,497

Securities available for sale, at fair value	204,063	223,450
Federal Home Loan Bank of New York (FHLB) stock, at cost	20,930	22,788
Loans	1,828,514	1,904,204
Allowance for loan losses	(37,391)	(36,572)

Net loans	1,791,123	1,867,632

Accrued interest receivable	10,213	11,537
Premises and equipment, net	27,945	29,215
Other real estate owned (OREO) and repossessed property	1,105	1,252
Goodwill, net	62,414	62,414
Other intangible assets, net	6,568	7,233
Other assets	43,736	62,789

Total assets	$ 2,467,899	$ 2,508,807

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Savings	538,503	505,252
N.O.W. and money market	307,786	284,851
Time deposits	719,287	803,283
Noninterest-bearing	201,921	174,977

Total deposits	1,767,497	1,768,363

Securities sold under agreements to repurchase	18,280	16,972
Short-term FHLB advances	10,000	—

Total short-term borrowings	28,280	16,972

Long-term FHLB borrowings	393,459	450,656
Mortgagors’ escrow deposits	6,349	9,787
Other liabilities	27,799	32,112

Total liabilities	2,223,384	2,277,890

Shareholders’ Equity:
Preferred stock, $.01 par value, Authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value, Authorized 40,000,000 shares;
Issued 17,853,750 shares	179	179
Additional paid-in capital	175,828	175,828
Unallocated common stock held by ESOP	(12,552)	(12,552)
Unvested restricted stock awards	(4,201)	(3,999)
Treasury stock, at cost (2,652,949 and 2,661,091 shares)	(28,858)	(28,751)
Retained earnings, substantially restricted	112,075	101,713
Accumulated other comprehensive income (loss)	2,044	(1,501)

Total shareholders’ equity	244,515	230,917

Total liabilities and shareholders’ equity	$ 2,467,899	$ 2,508,807

See accompanying notes to unaudited consolidated interim financial statements. 1

Hudson River Bancorp, Inc. Consolidated Income Statements (unaudited)

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands, except per share data)	2002	2001	2002	2001

Interest income:
Loans, including fees	$35,081	$30,798	$70,618	$59,223
Securities available for sale	2,888	2,845	5,908	6,169
Federal funds sold	1,108	774	1,966	890
Loans held for sale	—	—	—	89
Federal Home Loan Bank of New York stock	161	240	397	507

Total interest income	39,238	34,657	78,889	66,878

Interest expense:
Deposits	9,852	10,980	20,391	21,238
Securities sold under agreements to repurchase	96	152	185	329
Short-term FHLB advances	1	314	1	892
Long-term FHLB borrowings	4,877	3,928	9,925	6,616

Total interest expense	14,826	15,374	30,502	29,075

Net interest income	24,412	19,283	48,387	37,803
Provision for loan losses	1,500	1,425	3,000	2,825

Net interest income after
provision for loan losses	22,912	17,858	45,387	34,978

Other operating income:
Service charges on deposit accounts	1,888	1,129	3,416	2,136
Loan servicing income	23	65	50	106
Net securities transactions	—	—	—	30
Net gain on sales of loans held for sale	—	—	—	114
Insurance commissions	887	765	2,019	1,524
Trust and investment services income	174	130	297	237
Other income	1,000	579	1,728	1,118

Total other operating income	3,972	2,668	7,510	5,265

Other operating expenses:
Compensation and benefits	8,021	5,775	15,813	11,059
Occupancy	1,170	944	2,560	1,854
Equipment	1,504	1,227	3,628	2,338
OREO and repossessed property	165	164	11	175
Advertising	354	319	720	709
Legal and other professional fees	333	408	823	679
Goodwill amortization	—	692	—	1,391
Other intangible assets amortization	329	33	661	65
Other expenses	3,400	2,748	6,370	5,708

Total other operating expenses	15,276	12,310	30,586	23,978

Income before tax expense	11,608	8,216	22,311	16,265
Tax expense	4,542	3,419	8,804	6,764

Net income	$ 7,066	$ 4,797	$13,507	$ 9,501

Basic earnings per share	$ 0.51	$ 0.35	$ 0.97	$ 0.69

Diluted earnings per share	$ 0.49	$ 0.34	$ 0.94	$ 0.68

See accompanying notes to unaudited consolidated interim financial statements. 2

Hudson River Bancorp, Inc. Consolidated Statements of Cash Flows (unaudited)

	For the Six Months Ended September 30,
(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$ 13,507	$ 9,501
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,608	1,835
Goodwill and other other intangibles amortization	661	1,456
Provision for loan losses	3,000	2,825
Amortization of restricted stock awards	371	366
Net securities transactions	—	(30)
Net gain on sales of loans held for sale	—	(114)
Proceeds from sales of loans held for sale	—	15,222
Adjustments of OREO and repossessed property to fair value	404	629
Net gain on sales of OREO and repossessed property	(1,197)	(952)
Net loss on sales and disposals of premises and equipment	277	137
Net decrease in accrued interest receivable	1,324	214
Net decrease in other assets	6,174	6,846
Net decrease in other liabilities	(4,313)	(18,988)

Net cash provided by operating activities	22,816	18,947

Cash flows from investing activities:
Net cash used in acquisition activity	—	(128,399)
Proceeds from sales of securities available for sale	—	56,934
Proceeds from maturities, calls and paydowns of securities available
for sale	44,001	33,895
Purchases of securities available for sale	(18,706)	(457)
Purchase of FHLB of New York stock	(986)	(2,992)
Redemption of FHLB of New York stock	2,844	2,002
Net loans repaid by (made to) customers	72,315	(1,321)
Proceeds from sales of and payments received on OREO
and repossessed property	2,134	2,440
Proceeds from sale of premises and equipment	15	250
Surrender of bank-owned life insurance	10,520	—
Purchases of premises and equipment	(1,630)	(1,451)

Net cash provided by (used in) investing activities	110,507	(39,099)

Cash flows from financing activities:
Net (decrease) increase in deposits	(866)	42,584
Net increase (decrease) in short-term borrowings	11,308	(65,765)
Issuance of long-term FHLB borrowings	75,000	180,000
Repayment of long-term FHLB borrowings	(132,197)	(405)
Net decrease in mortgagors’ escrow deposits	(3,438)	(2,533)
Net proceeds from exercise of stock options	350	997
Dividends paid	(3,137)	(2,270)
Purchase of treasury stock	(1,038)	(1,469)

Net cash (used in) provided by financing activities	(54,018)	151,139

Net increase in cash and cash equivalents	79,305	130,987
Cash and cash equivalents at beginning of period	220,497	38,638

Cash and cash equivalents at end of period	$ 299,802	$ 169,625

3

Supplemental cash flow information:
Interest paid	$31,005	$ 27,986
Income taxes paid	3,685	6,411

Supplemental disclosures of non-cash investing and financing activities:
Loans transferred to OREO and repossessed property	$ 1,194	$ 1,657
Securities held to maturity transferred to securities available for sale	—	3,602
Adjustment of securities available for sale to fair value, net of tax	3,545	933
Acquisition activity:
Fair value of noncash assets acquired	—	693,741
Fair value of liabilities assumed	—	596,375

See accompanying notes to unaudited consolidated interim financial statements. 4

Hudson River Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

        1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2002. Operating results for the three and six month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

        2. Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income for the three month periods ended September 30, 2002 and 2001 was $8.1 million and $5.8 million, respectively. Comprehensive income for the six month periods ended September 30, 2002 and 2001 was $17.1 million and $10.4 million, respectively.

        3. Effective April 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria that intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Acquired intangible assets (other than goodwill) with definite useful lives are amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.

        In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated income statement for the year ending March 31, 2003.

        As of April 1, 2002, the Company had unamortized goodwill in the amount of $62.4 million, which will be subject to the transition provisions of SFAS No. 142. The Company has completed it’s initial evaluation of whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle. Based upon this evaluation, management does not believe that there will be any transitional impairment losses.

Hudson River Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
(continued)

        The following table represents the Company’s net income and earnings per share, as well as net income and earnings per share excluding goodwill amortization, for the three and six months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
(In thousands, except per share data)	2002	2001	2002	2001

Reported net income	$ 7,066	$ 4,797	$ 13,507	$ 9,501
Add: Goodwill amortization (not tax deductible)	—	692	—	1,391

Net income, adjusted	$ 7,066	$ 5,489	$ 13,507	$ 10,892

Reported basic earnings per share	$ 0.51	$ 0.35	$ 0.97	$ 0.69
Add: Goodwill amortization	—	0.05	—	0.10

Basic earnings per share, as adjusted	$ 0.51	$ 0.40	$ 0.97	$ 0.79

Reported diluted earnings per share	$ 0.49	$ 0.34	$ 0.94	$ 0.68
Add: Goodwill amortization	—	0.05	—	0.09

Diluted earnings per share, as adjusted	$ 0.49	$ 0.39	$ 0.94	$ 0.77

The following table shows the gross carrying amount and accumulated amortization of other intangible assets that are subject to amortization:

	At September 30, 2002
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Other intangible assets subject to amortization:
Core deposit intangible	$6,781	$612	$6,169
Other intangible assets	571	172	399

Total	$7,352	$784	$6,568

        The Company recorded $661 thousand in amortization expense for the six months ended September 30, 2002. Estimated amortization expense for the year ending March 31, 2003 and for each of the next four years is as follows (in thousands):

Year ending March 31, 2003	$1,261
2004	1,012
2005	835
2006	692
2007	585

        4. In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” The new standard takes effect for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred. Related costs are capitalized as part of the carrying amounts of the assets to be retired and amortized over the assets’ useful lives. The Company will adopt SFAS No. 143 as of April 1, 2003. The Company does not expect that SFAS No. 143 will have a material impact on its consolidated financial statements.

        In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The new standard maintains the previous accounting for the impairment or disposal of long-lived assets, but also establishes more restrictive criteria that have to be met to classify such an asset as “held for sale.” SFAS No. 144 also increases the range of dispositions that qualify for reporting as discontinued operations, and changes the manner in which expected future operating losses from such operations are to be reported. The Company adopted SFAS No. 144 as of April 1, 2002. There was no material impact on the Company’s consolidated financial statements from adopting this statement.

Hudson River Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
(continued)

        In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 amends SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and FASB Interpretation No. 9, “Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.” SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No. 72 and FASB Interpretation No. 9. SFAS No. 147 also amends the provisions of SFAS No. 144 to apply to long-term customer-relationship intangible assets recognized in the acquisition of a financial institution, such as a core deposit intangible. The provisions of SFAS No. 147 were effective as of October 1, 2002. There was no material impact on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 147.

        5. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and six month periods ended September 30, 2002 and 2001. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

For the Three Months Ended September 30,
(In thousands, except for share and per share data)	2002	2001
Net income	$ 7,066	$ 4,797

Weighted average common shares outstanding	13,855,103	13,699,392
Dilutive effect of potential common shares outstanding:
Stock options	337,170	268,228
Restricted stock awards	136,282	120,015

Weighted average common shares and potential
common shares outstanding	14,328,555	14,087,635

Earnings per share amounts:
Basic earnings per share	$ 0.51	$ 0.35

Diluted earnings per share	$ 0.49	$ 0.34

For the Six Months Ended September 30,
(In thousands, except for share and per share data)	2002	2001
Net income	$ 13,507	$ 9,501

Weighted average common shares outstanding	13,856,276	13,696,935
Dilutive effect of potential common shares outstanding:
Stock options	336,198	255,555
Restricted stock awards	136,101	115,045

Weighted average common shares and potential
common shares outstanding	14,328,575	14,067,535

Earnings per share amounts:
Basic earnings per share	$ 0.97	$ 0.69

Diluted earnings per share	$ 0.94	$ 0.68

7

Hudson River Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
(continued)

        6. On March 8, 2002, the Company completed its acquisition of Ambanc Holding Co., Inc. (“Ambanc”) paying $21.50 per share in cash for each share of Ambanc common stock outstanding. The total consideration of approximately $100.5 million was funded through the usage of the Company’s Federal funds sold. Goodwill associated with this transaction approximated $23.2 million. In accordance with the provisions of SFAS No. 142, goodwill acquired after June 30, 2001 is not amortized but will instead be evaluated at least annually for impairment. The Company also recorded a core deposit intangible associated with the transaction of $6.8 million. The core deposit intangible is being amortized over its estimated useful life of approximately ten years on an accelerated basis. Ambanc had total assets of $654.1 million and total deposits of $480.9 million as of March 8, 2002. Its 14 branches located in the Capital District area of New York State were added to the Bank’s branch network.

        A summary of pro forma combined financial information for the Company and Ambanc for the six months ended September 30, 2001 as if the transaction had occurred on April 1, 2001 is as follows:

Net interest income	$47,198
Other operating income	7,637
Net income	10,831
Basic earnings per share	0.79
Diluted earnings per share	0.77

        These results combine the historical results of Ambanc into the Company’s consolidated income statements; and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisitions actually taken place at that time.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

GENERAL

        The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and its subsidiaries, Hudson River Bank & Trust Company (the “Bank”) and C. W. Bostwick, Inc. (“Bostwick”) (combined, the “Company”), during the three and six months ended September 30, 2002, with comparisons to 2001 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2002 Annual Report on Form 10-K, should be read in conjunction with this review. Amounts in prior periods’ consolidated financial statements are reclassified whenever necessary to conform to the current period’s presentation.

        The Company’s primary market area, with 51 full-service branches as of September 30, 2002, is the Capital District region of New York state. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income of the Company is also affected by provisions for loan losses and other operating income, such as fees on deposit related services and insurance commissions; it is also impacted by other operating expenses, such as compensation and benefits, occupancy and equipment expenses, and federal and state income taxes.

        The Company’s results of operations are significantly affected by general economic and competitive conditions (particularly changes in market interest rates), government policies, changes in accounting standards and actions of regulatory agencies. Future changes in applicable laws, regulations or government policies may have a material impact on the Company. Lending activities are substantially influenced by the demand for and supply of housing, competition among lenders, the level of interest rates and the availability of funds. The ability to gather deposits and the cost of funds are influenced by prevailing market interest rates, fees and terms on deposit products, as well as the availability of alternative investments including mutual funds and stocks.

MERGER AND ACQUISITION ACTIVITY

        On March 8, 2002, the Company completed its acquisition of Ambanc Holding Co., Inc. (“Ambanc”) paying $21.50 per share in cash for each share of Ambanc common stock outstanding (the “Ambanc Acquisition”). The total cash consideration of approximately $100.5 million was funded through the liquidation of the Company’s Federal funds sold. Goodwill associated with this transaction approximated $23.2 million. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill acquired after June 30, 2001 is not amortized but will instead be evaluated at least annually for impairment. The Company also recorded a core deposit intangible associated with the transaction of $6.8 million. The core deposit intangible is being amortized over its estimated useful life of approximately ten years on an accelerated basis. Ambanc had total assets of $654.1 million and total deposits of $480.9 million as of March 8, 2002. Its 14 branches located in the Capital District area of New York state were added to the Bank’s branch network.

        On April 25, 2000, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cohoes Bancorp, Inc. (“Cohoes”) to provide for a merger of equals between the Company and Cohoes. At a special meeting of shareholders held by Cohoes on August 17, 2000, the merger was not approved by the requisite vote of Cohoes shareholders. On September 28, 2000, the Company terminated the Merger Agreement with Cohoes. On November 24, 2000, the Company entered into a new agreement to acquire Cohoes for $19.50 in cash for each share of Cohoes common stock outstanding (the “Cohoes Acquisition”). On April 20, 2001, the Company completed the Cohoes Acquisition. The total consideration of approximately $151.0 million was funded through the sale of securities and loans held for sale, and by long-term FHLB borrowings. Goodwill associated with this transaction approximated $31.0 million and was being amortized over twenty years on a straight line basis through March 31, 2002. Upon the Company’s adoption of SFAS No. 142 as of April 1, 2002, this goodwill is no longer being amortized but will instead be evaluated at least annually for impairment. Cohoes had total assets of $705.4 million and total deposits of $502.1 million as of April 20, 2001. Its 20 branches located in the Capital District area of New York state were added to the Bank’s branch network.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(continued)

        During January 2002 and 2001, the Company acquired additional equity interests in Bostwick, an insurance agency in which the Company had originally made an equity investment during September 1999. The Company’s total investment in the equity of Bostwick exceeded 50% with the January 2001 investment, and as a result, the results of Bostwick’s operations have been consolidated with those of the Company since January 1, 2001.

OVERVIEW

        The Company realized net income for the three months ended September 30, 2002 amounting to $7.1 million, or $0.49 diluted earnings per share, up $2.3 million from the $4.8 million, or $0.34 diluted earnings per share, earned during the three months ended September 30, 2001. Net income for the six months ended September 30, 2002 was $13.5 million, or $0.94 diluted earnings per share, up $4.0 million from the $9.5 million and $0.68 diluted earnings per share earned during the same period a year previous. The increases over the prior year results were primarily a result of the Ambanc Acquisition resulting in higher net interest income and other operating income, partially offset by higher other operating expenses and higher tax expense. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, the Company did not amortize goodwill for the six months ended September 30, 2002. Goodwill amortization for the three and six months ended September 30, 2001 was approximately $692 thousand and $1.4 million, respectively. Without the effect of this goodwill amortization, net income for the three and six month periods ended September 30, 2001 would have been $5.5 million and $10.9 million, or $0.39 and $0.77 diluted earnings per share, respectively. For the three months ended September 30, 2002, the Company’s return on average assets was 1.12%, up from 1.00% for the same period in 2001. The Company’s return on average equity for the three months ended September 30, 2002 was 11.49%, up from 8.52% in 2001. The Company’s return on average tangible equity for the three months ended September 30, 2002 was 16.04%, up from 10.46% for the same period in 2001. See Table A, “Financial Highlights”.

ASSET/LIABILITY MANAGEMENT

        The Company attempts to maximize net interest income and net income, while actively managing its liquidity and interest rate sensitivity through the mix of various core deposits and other sources of funds, which in turn fund an appropriate mix of earning assets. The changes in the Company’s asset mix and sources of funds, and the resultant impact on net interest income, are discussed below.

Earning Assets

        Total average earning assets increased to $2.3 billion for the three months ended September 30, 2002, up from $1.8 billion in the same period of 2001. For the six months ended September 30, 2002, average earning assets were $2.3 billion, up from $1.7 billion in 2001. This increase was primarily a result of the completion of the Ambanc Acquisition during March 2002. Interest income for the three months ended September 30, 2002 was $39.2 million, up $4.6 million from 2001. For the six months ended September 30, 2002, interest income was $78.9 million, an increase of $12.0 million over the same period in 2001. The increase in average balances from the Ambanc Acquisition was the primary reason for the higher income, partially offset by lower yields on those assets. The yield on earning assets declined from 7.64% for the three months ended September 30, 2001 to 6.65% in 2002. For the six months ended September 30, 2002, yields declined from 7.82% in 2001 to 6.75% in 2002. The decline in the yield on earning assets was primarily due to the declining rate environment in the marketplace and the larger amount of lower yielding Federal Funds sold held during the current year. Earning assets at September 30, 2002 and March 31, 2002 remained relatively consistent at $2.3 billion.

Loans

        The average balance of loans increased to $1.9 billion for the three months ended September 30, 2002, up $348.2 million from the $1.5 billion average for the same period in the prior year. The yield on loans for the quarter decreased 60 basis points, from 8.08% in 2001 to 7.48% in 2002. The decrease in yield is attributed to the impact of adding loans, which were generally originated at lower rates relative to the average yield on the Company’s existing loan portfolio, as a result of the Ambanc Acquisition, and decreases in market interest rates over the past twelve months. Interest income on loans for the three months ended September 30, 2002 increased to $35.1 million from $30.8 million in 2001. The increase in average balances for the quarter resulted in a $6.7 million increase in interest income earned on loans that was partially offset by a $2.4 million decrease in interest income earned due to lower rates. On a year to date basis, average loans were $1.9 billion, up from $1.4 billion in 2001. The yield on loans for the six months ended September 30, 2002 was 7.51%, down from 8.17% in 2001. The impact of higher average balances resulted in an increase of $16.5 million in interest income. This increase was partially offset by a $5.1 million decrease in interest income earned due to lower rates.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(continued)

        Total loans were $1.8 billion at September 30, 2002, down $75.7 million from the $1.9 billion at March 31, 2002. Commercial loans increased slightly to $110.0 million at September 30, 2002 from $109.1 million at March 31, 2002. Financed insurance premiums increased $9.3 million to $40.0 million at September 30, 2002 from $30.7 million at March 31, 2002. These increases were offset by a decrease in loans secured by residential real estate from $1.2 billion, or 63.2% of total loans at March 31, 2002, to $1.1 billion, or 61.8% of total loans at September 30, 2002. Commercial real estate loans decreased $8.2 million to $421.5 million at September 30, 2002 from $429.7 million at March 31, 2002. Manufactured housing loans decreased $3.0 million to $64.7 million at September 30, 2002. Management intends on continuing to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. Prepayments as a result of the lower rate environment of other loan types, particularly in residential loans, also reduced loans during the three and six month periods ended September 30, 2002. See Table D, “Loan Portfolio Analysis.”

Securities

        The average balance of securities available for sale (“securities”) increased $29.3 million to $207.9 million for the three months ended September 30, 2002, up from $178.7 million for the three months ended September 30, 2001. This increase is attributed primarily to the Ambanc Acquisition in March 2002. Average securities for the six months ended September 30, 2002 were $212.0 million, an increase of $22.3 million from the corresponding period in the previous year. Interest income earned on securities was $2.9 million for the three months ended September 30, 2002, up slightly from the $2.8 million earned in 2001. The increase in average balances for the quarter resulted in a $433 thousand increase in interest income earned on securities that was partially offset by a $390 thousand decrease in interest income earned due to lower rates. On a year to date basis, interest income on securities declined from $6.2 million in 2001 to $5.9 million in 2002, as a decline in rates more than offset the impact from the increase in average balances.

        Securities at September 30, 2002 were $204.1 million, down $19.4 million from the $223.5 million the Company held as of March 31, 2002. The decrease was due to maturities, calls and paydowns of securities. Management anticipates that securities will increase in the future as the level of Federal funds sold is reduced and reinvested in securities and loans.

Federal Funds Sold

        The average balance of Federal funds sold of $249.4 million for the three months ended September 30, 2002 and $221.9 million for the six months ended September 30, 2002 generated $1.1 million and $2.0 million in interest income for the three month and six month periods, respectively. The three month average balance was up $158.8 million from the $90.7 million reported for the three months ended September 30, 2001, and the six month average balance increased $171.2 million to $221.9 million for the period ending September 30, 2002. At September 30, 2002, Federal funds sold amounted to $253.7 million compared to $176.8 million at March 31, 2002. The Company is currently utilizing Federal funds for short-term liquidity and for asset/liability management purposes, including the locking in of favorable rates on longer term borrowings. As noted above, the balance of Federal funds should decrease in the future as management redeploys some Federal funds sold into higher yielding securities and as loan demand increases.

Funding Sources

        The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. Interest-bearing liabilities were $2.0 billion at September 30, 2002, down from $2.1 billion at March 31, 2002. The average balance of interest-bearing liabilities increased to $2.0 billion for the three months ended September 30, 2002 from $1.5 billion for the three months ended September 30, 2001. For the six months ended September 30, 2002, the average balance of interest-bearing liabilities was $2.0 billion, up from $1.4 billion for the same period in 2001. This increase in average balances is attributed primarily to the completion of the Ambanc Acquisition. Interest expense for the three months ended September 30, 2002 was $14.8 million, down $548 thousand from the same period in 2001. The increase in volume was more than offset by a decline in the average rate paid from 3.95% to 2.88% for the three months ended September 30, 2001. Interest expense for the six months ended September 30, 2002 was $30.5 million, up $1.4 million from the same period in 2001. The increase in interest expense due to volume was only partially offset by a decline in the average rate paid from 4.02% in 2001 to 2.97% in 2002.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(continued)

Deposits

        The average balance of savings accounts increased $204.3 million to $537.2 million for the three months ended September 30, 2002, up from $332.9 million for the same period in 2001. On a year to date basis, the average balance of savings accounts was $526.2 million in 2002, up from $313.9 million in 2001. This fluctuation was primarily the result of the Ambanc Acquisition during March 2002. Interest expense on savings accounts increased accordingly from $2.2 million for the quarter ended September 30, 2001 to $2.6 million for the quarter ended September 30, 2002. The average rate paid on these deposits decreased to 1.93% from 2.58% for the three months ended September 30, 2002 and 2001, respectively.

        Interest expense on N.O.W. and money market accounts remained flat at $1.1 million for the three months ended September 30, 2002 and 2001. The average balance of N.O.W. and money market accounts increased to $304.3 million from $195.5 million for the three-month period ended September 30, 2001. A decrease in average rates paid from 2.19 % to 1.42% offset the effect of the higher average balances, which were primarily a result of the Ambanc Acquisition. For the six months ended September 30, 2002, the average balance of N.O.W. and money market accounts increased from $184.6 million in 2001 to $298.8 million in 2002. This increase in the average balance resulted in an increase in interest expense on N.O.W. and money market accounts of $979 thousand for the six months ended September 30, 2002. This was offset by an $896 thousand reduction in interest expense on N.O.W. and money market accounts for the six months ended September 30, 2002 resulting from a 79 basis point decrease in rates paid on these accounts.

        The average balance of time deposits increased from $619.7 million for the three months ended September 30, 2001 to $743.7 million for the three months ended September 30, 2002. On a year to date basis, the average balance of time deposits increased from $600.7 million in 2001 to $762.0 million in 2002. Interest expense on time deposits decreased a total of $1.6 million for the three months ended September 30, 2002 from the comparable period in 2001. Average rates paid on time deposits of 3.23% for the three months ended September 30, 2002 were down from 4.89% in 2001 and more than offset the effect of the higher average balances resulting in the decrease in interest expense in 2002. The decrease in average rates paid from 4.97% for the six months ended September 30, 2001 to 3.35% in 2002, also more than offset the increase in average balances and resulted in the $2.1 million decrease in interest expense.

        Total deposits were $1.8 billion at both September 30, 2002 and March 31, 2002. Noninterest-bearing deposits increased during this same time period from $175.0 million at March 31, 2002 to $201.9 million at September 30, 2002. Increases were generally the result of the Company’s continued focus on commercial services, including commercial deposits, and general economic conditions which resulted in more customers moving funds from time deposits to demand accounts and other savings products.

Short-term FHLB Advances and Long-term FHLB Borrowings

        The average balance of short-term FHLB advances decreased to $217 thousand for the three months ended September 30, 2002 from $32.0 million in the 2001 period. For the six months ended September 30, 2002, the average balance of short-term FHLB advances was $109 thousand, down from $40.0 million for the same period in 2001. Interest expense on these borrowings was $1 thousand for the three months ended September 30, 2002, down $313 thousand from 2001. On a year to date basis, interest expense on short-term FHLB advances decreased $891 thousand for the six months ended September 30, 2002 compared to 2001. These decreases are primarily the result of the Company taking advantage of opportunities to enhance its interest rate risk profile by shifting shorter-term FHLB advances into long-term funding, at generally lower rates than were available in the local time deposit market.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(continued)

        The average balance of long-term FHLB borrowings increased from $328.2 million for the three months ended September 30, 2001 to $415.9 million for the three months ended September 30, 2002. On a year to date basis, the average balance of long-term FHLB borrowings rose from $271.9 million in 2001 to $425.4 million in 2002. The increase for both the three and six month periods is primarily attributed to the movement of short-term advances into long-term borrowings at generally lower rates, and management’s continued monitoring of the Company’s interest rate risk profile.

        Short-term FHLB advances were $10.0 million at September 30, 2002. The Company had no short-term FHLB advances at March 31, 2002. Long-term FHLB borrowings were $393.5 million at September 30, 2002 down from $450.7 million at March 31, 2002. The decrease in this category was primarily attributed to the calls, maturities and scheduled repayment of borrowings. The interest rates on the long-term FHLB borrowings are fixed with maturities ranging from one month to ten years, with call options ranging from three months to four years.

Net Interest Income

        Net interest income for the three months ended September 30, 2002 was $24.4 million, up from the $19.3 million for the three months ended September 30, 2001. For the six months ended September 30, 2002, net interest income increased $10.6 million to $48.4 million from $37.8 million for the same period a year previous. The increase was primarily the result of the increase in average earning assets from the Ambanc Acquisition, and lower rates paid on interest-bearing liabilities, offset in part by higher balances of interest-bearing liabilities primarily from the Ambanc Acquisition and lower rates earned on earning assets. As a result of these volume and rate fluctuations, the Company’s net interest margin for the three months ended September 30, 2002 was 4.14%, down from 4.25% for the three months ended September 30, 2001. For the six months ended September 30, 2002, the net interest margin was 4.14%, down from 4.42% for the same period in 2001. See Table B, “Average Balances, Interest and Yields” and Table C, “Volume and Rate Analysis.”

Noninterest Sensitive Assets and Liabilities

        Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill, other intangible assets, and other assets. Total noninterest sensitive assets amounted to $152.0 million at September 30, 2002, down $22.5 million from the March 31, 2002 level. The decrease is primarily attributed to a $10.5 million surrender of a bank-owned life insurance policy acquired in the Ambanc Acquisition, as well as a $7.7 million decrease in the level of the Company’s net taxes receivable primarily due to the fluctuation in timing and amount of income tax payments made.

        Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities. Noninterest-bearing deposits increased from $175.0 million at March 31, 2002 to $201.9 million at September 30, 2002. This increase is primarily a result of the growth in the Company’s commercial accounts, which are generally noninterest-bearing. Other liabilities decreased from $32.1 million at March 31, 2002 to $27.8 million at September 30, 2002. The decrease is primarily attributed to the continued redemption of Ambanc Holding Co., Inc. shares in connection with the Ambanc Acquisition.

RISK MANAGEMENT

Credit Risk

        Credit risk is managed through the interrelationship of loan officer lending authorities, Board of Director oversight, loan policies, a credit administration department, an internal loan review function, and a problem loan committee. These components of the Company’s underwriting and monitoring functions are critical to the timely identification, classification and resolution of problem credits.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(continued)

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

        Total nonperforming assets at September 30, 2002 were $18.4 million or 0.75% of total assets, down from $19.2 million or 0.77% at March 31, 2002. Nonperforming loans at September 30, 2002 decreased $633 thousand from March 31, 2002. This reduction is primarily a function of decreases of manufactured housing, residential real estate and commercial real estate nonaccruals of $942 thousand, $489 thousand and $414 thousand, respectively, partially offset by increases in commercial loan and financed insurance premium nonaccruals of $542 thousand and $224 thousand, respectively. Loans past due 90 days or more and still accruing interest increased $543 thousand and primarily consisted of commercial loans.

        A $147 thousand reduction in foreclosed and repossessed property was made up of a $328 thousand reduction in repossessed property and a $25 thousand reduction in foreclosed commercial real estate, offset partially by an increase of $206 thousand in foreclosed residential properties.

   Allowance and Provision For Loan Losses

        The allowance for loan losses at September 30, 2002 was $37.4 million, up from $36.6 million at March 31, 2002. The allowance as a percentage of nonperforming loans increased from 203.51% at March 31, 2002 to 215.66% at September 30, 2002. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company’s loan portfolio. Net charge-offs for the three months ended September 30, 2002 were $1.5 million, up from $618 thousand for the same period in 2001. For the six months ended September 30, 2002, net charge-offs were $2.2 million, up from $1.0 million for the same period in 2001.

        As a result of management’s analysis of the risk characteristics of the lending portfolio, as well as the trends and levels of nonperforming and other delinquent loans, a provision for loan losses of $1.5 million was recorded for the three months ended September 30, 2002. The $1.5 million provision is up $75 thousand from the $1.4 million provision recorded for the three months ended September 30, 2001. For the six months ended September 30, 2002, the Company recorded a provision for loan losses of $3.0 million, up slightly from $2.8 million in the prior year. The provision as a percentage of average loans declined from 0.37% for the three months ended September 30, 2001 to 0.32% in 2002. The decline is primarily a result of the increase in average balances of loans outstanding from $1.5 billion for the three months ended September 30, 2001 to $1.9 billion for the three months ended September 30, 2002. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. The growth in loan balances, net charge-offs, risk elements of the Company’s loan portfolio, economic conditions in the Company’s market area and nonperforming loan balances are the primary factors which are considered in determining the levels of the Company’s provision for loan losses. See Table E, “Non-Performing Assets” and Table F, “Loan Loss Experience.”

Market Risk

        Interest rate risk is the most significant market risk affecting the Company. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of the Company’s business activities.

        Interest rate risk is defined as an exposure to a movement in interest rates that could have an adverse effect on the Company’s net interest income. Net interest income is susceptible to interest rate risk to the degree that interest-bearing liabilities mature or reprice on a different basis than earning assets. When interest-bearing liabilities mature or reprice more quickly than earning assets in a given period, a significant increase in market rates of interest could adversely affect net interest income. Similarly, when earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could result in a decrease in net income.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(continued)

        In an attempt to manage its exposure to changes in interest rates, management monitors the Company’s interest rate risk. Management’s asset/liability committee meets monthly to review the Company’s interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors. Management also reviews loan and deposit pricing, and the Company’s securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner. Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

        In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while enhancing net interest margin. At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest margin. The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and to fluctuations in the difference between long- and short-term interest rates.

        Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive as of September 30, 2002. As a result, rising interest rates projected over a 12-month horizon are estimated to have a positive effect on net interest income; conversely, falling interest rates projected over the same 12-month horizon are estimated to have a negative effect on net interest income. Management makes certain assumptions in relation to prepayment speeds for loans, CMO’s and mortgage-backed securities, which would prepay much faster in a falling rate scenario, and slower in a rising rate scenario. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income. The Company’s purchases of securities, utilization of Federal Funds sold, retention of fixed rate loan products, utilization of longer term borrowings, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix. As of September 30, 2002, the Company did not utilize any such off-balance sheet derivatives.

        The sensitivity analysis performed does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make assurances as to the predicative nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate changes on caps and floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

Liquidity Risk

        Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company’s liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments.

        The Company’s cash inflows result primarily from loan repayments; sales, maturities, principal payments, and calls of securities; new deposits; and borrowings from the Federal Home Loan Bank of New York. The Company’s cash outflows consist of new loan originations; security purchases; deposit withdrawals; operating expenses; and treasury stock purchases. The timing of cash inflows and outflows is closely monitored by management, although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings. Management believes that the level of the Company’s liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(continued)

CAPITAL RESOURCES

        Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a “well-capitalized” institution in accordance with regulatory standards. Total equity was $244.5 million at September 30, 2002, 9.91% of total assets on that date. As of March 31, 2002, total equity was $230.9 million or 9.20% of total assets. Ratios of tangible equity to tangible assets were 7.32% and 6.61% as of September 30, 2002 and March 31, 2002, respectively. As of September 30, 2002, the Company and the Bank exceeded all of their regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES

        For the three months ended September 30, 2002, total other operating income was $4.0 million, up from $2.7 million in 2001. For the six months ended September 30, 2002, total other operating income was $7.5 million, up from $5.3 million in 2001. Other operating income is composed primarily of service charges on deposit accounts, insurance commissions, trust and investment services income, and other income. Income from service charges on deposit accounts increased from $1.1 million for the three months ended September 30, 2001 to $1.9 million in 2002. For the six months ended September 30, service charges on deposit accounts increased from $2.1 million in 2001 to $3.4 million in 2002. These increases were primarily a result of the Ambanc Acquisition and its resultant increase in deposit accounts. Income from insurance commissions from the Company’s insurance agency subsidiary (Bostwick) increased $122 thousand to $887 thousand for the three months ended September 30, 2002 from the $765 thousand for the same period in 2001. For the six months ended September 30, 2002, income from insurance commissions increased $495 thousand to $2.0 million from the $1.5 million for the same period in 2001. Income from trust and investment services was $174 thousand for the three months ended September 30, 2002, up $44 thousand from the same period in 2001. For the six months ended September 30, 2002, trust and investment services income was $297 thousand, up $60 thousand from the same period in 2001. These increases can be attributed to the expansion of the Company’s market area and customer base. Other income was $1.0 million for the three months ended September 30, 2002, as compared to $579 thousand for the same period in 2001. For the six months ended September 30, 2002, other income was $1.7 million, as compared to $1.1 million for the same period in 2001. These increases are primarily the result of earnings from the Company’s investment in Homestead Funding, a mortgage banking company accounted for using the equity method, as well as higher broker fees realized from the Company’s own mortgage brokerage subsidiary.

        Total other operating expenses were $15.3 million for the three months ended September 30, 2002, up from $12.3 million from the same period in 2001. For the six months ended September 30, 2002, total other operating expenses were $30.6 million, up $6.6 million from the same period a year earlier. The increases in both time periods were due to higher expenses in compensation and benefits, occupancy, equipment, and other intangible assets amortization, partially offset by a reduction in goodwill amortization.

        Compensation and benefits increased $2.2 million to $8.0 million for the three months ended September 30, 2002 from $5.8 million in 2001. For the six months ended September 30, 2002 compensation and benefits increased to $15.8 million from $11.1 million for the same period in 2001. This increase is substantially the result of the Ambanc Acquisition with the addition of 14 branches in March 2002. In addition, expenses relating to the Company’s ESOP increased $334 thousand from the six months ended September 30, 2001 due to the increase in the Company’s stock price.

        Occupancy expense for the three months ended September 30, 2002 was $1.2 million, up $226 thousand from the $944 thousand for the same period in the prior year. On a year to date basis, occupancy expense increased to $2.6 million in 2002 from $1.9 million in 2001. Equipment expenses for the three months ended September 30, 2002 were $1.5 million, up from $1.2 million in 2001. For the six months ended September 30, 2002, equipment expenses increased $1.3 million to $3.6 million as compared to 2001. These expenses were higher due primarily to the growth in the Company’s branch network resulting from the Ambanc Acquisition.

        Goodwill amortization expense declined $692 thousand and $1.4 million for the three months and six months ended September 30, 2002 respectively. This decline is the result of the Company’s adoption of SFAS No. 142 on April 1, 2002 as discussed previously. Other intangible assets amortization increased from $30 thousand for the three months ended September 30, 2001 to $329 thousand for the 2002 period. For the six months ended September 30, other intangible assets amortization increased from $65 thousand to $661 thousand as a result of the recognition and amortization of the core deposit intangible from the Ambanc Acquisition.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(continued)

        Other expenses were $3.4 million for the three months ended September 30, 2002, an increase of $652 thousand from $2.7 million for the same period in 2001. For the six months ended September 30, 2002, other expenses were $6.4 million, up from $5.7 million in 2001. The increase is primarily the result of general increases associated with the Ambanc Acquisition.

TAX EXPENSE

        Tax expense increased from $3.4 million for the three months ended September 30, 2001 to $4.5 million for the comparable period in 2002. For the six months ended September 30, 2002, tax expense was $8.8 million, up from $6.8 million in 2001. These increases are primarily the result of higher income before tax expense. The increase is partially offset by a reduction in the Company’s effective tax rate as a result of the adoption of SFAS No. 142, which requires that the Company’s goodwill no longer be amortized but instead be evaluated annually for impairment. The Company’s goodwill is almost entirely nondeductible.

IMPACT OF INFLATION AND CHANGING PRICES

        The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company’s operations. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services.

FORWARD-LOOKING STATEMENTS

        When used in this filing or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “should continue”, “is anticipated”, “estimate”, “project”, “believe”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, certain disclosures and information customarily provided by financial institutions are inherently based upon predictions of future events and circumstances. Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

        The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements. Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company’s business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

a.	Deterioration in local, regional, national or global economic conditions which could result, among other things, in an increase in loan delinquencies, a decrease in property values, or a change in the housing turnover rate;

b.	Changes in market interest rates or changes in the speed at which market interest rates change;

c.	Changes in laws and regulations affecting the financial services industry;

d.	Changes in competition;

e.	Changes in consumer preferences; and

f.	The Company’s ability to successfully integrate acquired companies.

        The Company wishes to caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including those described above, could affect the Company’s financial performance and could cause the Company’s actual results or circumstances for future periods to differ materially from those anticipated or projected.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(continued)

        The Company does not undertake, and specifically disclaims any obligations, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (continued)

Table A. Financial Highlights

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2002	2001	2002	2001
Financial Ratios
Basic earnings per share	$ 0.51	$ 0.35	$ 0.97	$ 0.69
Diluted earnings per share	0.49	0.34	0.94	0.68
Return on average assets(1)	1.12%	1.00%	1.08%	1.05%
Return on average equity(1)	11.49	8.52	11.21	8.57
Return on average tangible equity(1)	16.04	10.46	15.76	10.35
Dividend payout ratio	24.21	26.60	23.22	23.89
Net interest rate spread	3.77	3.69	3.78	3.80
Net interest margin(1)	4.14	4.25	4.14	4.42
Efficiency ratio(2)	52.08	52.03	53.52	52.06
Expense ratio(1)(2)	2.35	2.37	2.39	2.46

	At Period Ended
	September 30, 2002	June 30, 2002	March 31,
			2002	2001
Share Information
Book value per share	$ 17.67	$ 17.22	$ 16.66	$ 15.78
Book value per share, including unallocated
ESOP shares and unvested RRP shares	16.09	15.70	15.20	14.15
Tangible book value per share	12.68	12.21	11.64	14.95
Tangible book value per share, including unallocated
ESOP shares and unvested RRP shares	11.55	11.14	10.61	13.40
Closing market price	24.15	26.99	24.13	13.94

Capital Ratios
Equity to total assets	9.91%	9.47%	9.20%	17.88%
Tangible equity to tangible assets	7.32	6.91	6.61	17.10

Asset Quality Ratios
Non-performing loans to total loans	0.95%	1.00%	0.94%	0.97%
Non-performing assets to total assets	0.75	0.79	0.77	0.77
Allowance for loan losses to:
Loans	2.04	1.99	1.92	2.53
Nonperforming loans	215.66	199.51	203.51	259.96

(1)	Annualized for the three and six month periods.

(2)	Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, goodwill amortization and other intangible assets amortization for each period.

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (continued)

Table B. Average Balances, Interest, and Yields

	Three Months Ended September 30,
	2002			2001
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Earning assets
Federal funds sold	$ 249,439	$ 1,108	1.76%	$ 90,671	$ 774	3.39%
Securities available for sale (1)	207,933	2,888	5.51	178,667	2,845	6.32
Federal Home Loan Bank of New York stock	21,898	161	2.92	18,059	240	5.27
Loans (2)	1,860,008	35,081	7.48	1,511,767	30,798	8.08

Total earning assets	2,339,278	39,238	6.65%	1,799,164	34,657	7.64%

Cash and due from banks	37,025			33,201
Allowance for loan losses	(37,185)			(29,330)
Other nonearning assets	152,868			109,160

Total assets	$ 2,491,986			$ 1,912,195

Interest-bearing liabilities
Savings accounts	$ 537,216	$ 2,620	1.93%	$ 332,913	$ 2,168	2.58%
N.O.W. and money market accounts	304,349	1,089	1.42	195,538	1,079	2.19
Time deposit accounts	743,694	6,047	3.23	619,691	7,632	4.89
Mortgagors’ escrow deposits	16,654	96	2.29	15,988	101	2.51
Securities sold under agreements to repurchase	21,390	96	1.78	18,027	152	3.35
Short-term FHLB advances	217	1	1.83	31,957	314	3.90
Long-term FHLB borrowings	415,865	4,877	4.65	328,238	3,928	4.75

Total interest-bearing liabilities	2,039,385	14,826	2.88%	1,542,352	15,374	3.95%

Noninterest-bearing deposits	181,892			120,881
Other noninterest-bearing liabilities	26,681			25,512
Shareholders’ equity	244,028			223,450

Total liabilities and shareholders’ equity	$ 2,491,986			$ 1,912,195

Net interest income		$ 24,412			$ 19,283

Net interest spread			3.77%			3.69%

Net interest margin			4.14%			4.25%

(1)	Average balances include fair value adjustment.

(2)	Average balances include nonaccrual loans.

(continued) 20

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (continued)

Table B. (continued)

	Six Months Ended September 30,
	2002			2001
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Earning assets
Federal funds sold	$ 221,873	$ 1,966	1.77%	$ 50,689	$ 890	3.50%
Loans held for sale	—	—	—	2,635	89	6.74%
Securities available for sale (1)	212,020	5,908	5.56	189,733	6,169	6.49
Federal Home Loan Bank of New York stock	22,381	397	3.54	17,416	507	5.81
Loans (2)	1,875,203	70,618	7.51	1,445,546	59,223	8.17

Total earning assets	$ 2,331,477	78,889	6.75%	$ 1,706,019	66,878	7.82%

Cash and due from banks	39,481			24,305
Allowance for loan losses	(36,902)			(28,313)
Other nonearning assets	158,449			106,284

Total assets	$ 2,492,505			$ 1,808,295

Interest-bearing liabilities
Savings accounts	$ 526,234	$ 5,277	2.00%	$ 313,913	$ 4,059	2.58%
N.O.W. and money market accounts	298,844	2,128	1.42	184,590	2,045	2.21
Time deposit accounts	762,022	12,814	3.35	600,721	14,962	4.97
Mortgagors’ escrow deposits	14,921	172	2.30	13,825	172	2.48
Securities sold under agreements to repurchase	20,304	185	1.82	18,209	329	3.60
Short-term FHLB advances	109	1	1.83	39,963	892	4.45
Long-term FHLB borrowings	425,444	9,925	4.65	271,862	6,616	4.85

Total interest-bearing liabilities	2,047,878	30,502	2.97%	1,443,083	29,075	4.02%

Noninterest-bearing deposits	177,442			112,056
Other noninterest-bearing liabilities	26,900			31,969
Shareholders’ equity	240,285			221,187

Total liabilities and shareholders’ equity	$ 2,492,505			$ 1,808,295

Net interest income		$ 48,387			$ 37,803

Net interest spread			3.78%			3.80%

Net interest margin			4.14%			4.42%

(1)	Average balances include fair value adjustment.

(2)	Average balances include nonaccrual loans.

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (continued)

Table C. Volume and Rate Analysis

	Three Months Ended September 30,			Six Months Ended September 30,
	2002 vs 2001			2002 vs 2001
(In thousands)	Due To Volume	Due To Rate	Net Change	Due To Volume	Due To Rate	Net Change

Interest income
Federal funds sold	$ 845	$ (511)	$ 334	$ 1,707	$ (631)	$ 1,076
Loans held for sale	—	—	—	(89)	—	(89)
Securities available for sale	433	(390)	43	678	(939)	(261)
Federal Home Loan Bank of New York stock	44	(123)	(79)	121	(231)	(110)
Loans	6,696	(2,413)	4,283	16,484	(5,089)	11,395

Total interest income	8,018	(3,437)	4,581	18,901	(6,890)	12,011

Interest expense
Savings accounts	$ 1,093	$ (641)	$ 452	$ 2,283	$(1,065)	$ 1,218
N.O.W. and money market accounts	471	(461)	10	979	(896)	83
Time deposit accounts	1,335	(2,920)	(1,585)	3,427	(5,575)	(2,148)
Mortgagors’ escrow deposits	4	(9)	(5)	13	(13)	—
Securities sold under agreements to repurchase	25	(81)	(56)	34	(178)	(144)
Short-term FHLB advances	(204)	(109)	(313)	(560)	(331)	(891)
Long-term FHLB borrowings	1,029	(80)	949	3,593	(284)	3,309

Total interest expense	3,753	(4,301)	(548)	9,769	(8,342)	1,427

Net interest income	$ 4,265	$ 864	$ 5,129	$ 9,132	$ 1,452	$ 10,584

Note:	Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (continued)

Table D. Loan Portfolio Analysis

	September 30,		March 31,
(In thousands)	2002		2002		2001
	Amount	%	Amount	%	Amount	%

Loans secured by real estate:
Residential	$ 1,130,582	61.8%	$ 1,203,866	63.2%	$ 515,584	58.4%
Commercial	421,471	23.1	429,692	22.6	167,344	19.0
Construction	22,558	1.2	18,378	1.0	9,306	1.1

Total loans secured by real estate	$ 1,574,611	86.1%	$ 1,651,936	86.8%	$ 692,234	78.5%

Other loans:
Manufactured housing	$ 64,655	3.5%	$ 67,660	3.6%	$ 75,287	8.6%
Commercial	110,035	6.0	109,083	5.7	60,311	6.9
Financed insurance premiums	40,015	2.2	30,727	1.6	38,216	4.3
Consumer	34,053	1.9	38,416	2.0	17,943	2.0

Total other loans	$ 248,758	13.6%	$ 245,886	12.9%	$ 191,757	21.8%

Net premiums and unearned discounts,
and net deferred loan
origination fees and costs	5,145	0.3	6,382	0.3	(2,579)	(0.3)

Total loans	$ 1,828,514	100.0%	$ 1,904,204	100.0%	$ 881,412	100.0%

Allowance for loan losses	(37,391)		(36,572)		(22,325)

Net loans	$ 1,791,123		$ 1,867,632		$ 859,087

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (continued)

Table E. Nonperforming Assets

	September 30, 2002	March 31,
(In thousands)		2002	2001

Nonperforming loans
Residential real estate	$ 6,942	$ 7,431	$ 2,050
Commercial real estate	3,491	3,905	849
Commercial loans	1,293	751	—
Manufactured housing	1,938	2,880	3,169
Financed insurance premiums	2,669	2,445	2,439
Consumer	462	559	81

Total nonaccrual loans	16,795	17,971	8,588

Accruing loans past due 90 days or more
and still accruing interest	543	—	—

Total nonperforming loans	$17,338	$17,971	$ 8,588

Foreclosed and repossessed property
Residential real estate	$ 302	$ 96	$ 161
Commercial real estate	110	135	—
Repossessed property	693	1,021	615

Total foreclosed and repossessed property	$ 1,105	$ 1,252	$ 776

Total nonperforming assets	$18,443	$19,223	$ 9,364

Allowance for loan losses	$37,391	$36,572	$22,325

Allowance to nonperforming loans	215.66%	203.51%	259.96%
Nonperforming assets to total assets	0.75%	0.77%	0.77%
Nonperforming loans to total loans	0.95%	0.94%	0.97%

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (continued)

Table F. Loan Loss Experience

(In thousands)	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001

Loans outstanding (end of period)	$ 1,828,514	$ 1,509,319	$ 1,828,514	$ 1,509,319

Average loans outstanding (period to date)	$ 1,860,008	$ 1,511,767	$ 1,875,203	$ 1,445,546

Allowance for loan losses at beginning of period	$ 37,370	$ 29,151	$ 36,572	$ 22,325

Loan charge-offs:
Residential real estate	(55)	(96)	(70)	(109)
Commercial real estate	(596)	(172)	(676)	(172)
Commercial loans	(374)	—	(646)	—
Manufactured housing	(325)	(437)	(680)	(805)
Consumer	(104)	(79)	(188)	(140)
Financed insurance premiums	(214)	(219)	(326)	(450)

Total charge-offs	(1,668)	(1,003)	(2,586)	(1,676)

Loan recoveries:
Residential real estate	1	61	36	66
Commercial real estate	17	70	22	75
Commercial loans	8	—	14	—
Manufactured housing	48	36	82	67
Consumer	34	12	71	34
Financed insurance premiums	81	206	180	409

Total recoveries	189	385	405	651

Loan charge-offs, net of recoveries	(1,479)	(618)	(2,181)	(1,025)
Provision charged to operations	1,500	1,425	3,000	2,825
Allowance acquired	—	—	—	5,833

Allowance for loan losses at end of period	$ 37,391	$ 29,958	$ 37,391	$ 29,958

Ratio of net charge-offs to average loans outstanding (annualized)	0.32%	0.16%	0.23%	0.14%

Provision to average loans outstanding (annualized)	0.32%	0.37%	0.32%	0.39%

Allowance to loans outstanding	2.04%	1.98%	2.04%	1.98%

Hudson River Bancorp, Inc.
Quantitative and Qualitative Disclosures About Market Risk

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See detailed discussion of market risk within the Risk Management section of Management’s Discussion and Analysis included in Item 2 of this Form 10-Q.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the company’s senior management within the 90-day period preceding the filing date of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: In the quarter ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

HUDSON RIVER BANCORP, INC. PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

Hudson River Bancorp, Inc.
Part II – Other Information
(continued)

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held an annual meeting of shareholders on August 15, 2002. At the meeting, proposals to (i) Elect Directors Schram Jr., Florio, and Cohen for three year terms, and (ii) Ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending March 31, 2003 were approved. The votes cast for and against these proposals, and the number of abstentions with respect to each of these proposals, were as follows:

Election of Directors

	For	Withheld
Earl Schram, Jr.	13,422,235	107,455
Carl A. Florio	13,518,570	51,120
M. Bruce Cohen	13,421,714	107,976

Ratification of KPMG LLP as Independent Auditors

For	Against	Abstentions
13,473,061	35,689	20,940

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K

None

SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON RIVER BANCORP, INC.

11/08/02 —————————— Date	/s/Carl A. Florio —————————————— Carl A. Florio, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)

11/08/02 —————————— Date	/s/Timothy E. Blow —————————————— Timothy E. Blow, Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Hudson River Bancorp, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 fully complies with the requirements of Section 13(a) and Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

11/08/02 —————————— Date	/s/Carl A. Florio —————————————— Carl A. Florio Chief Executive Officer

11/08/02 —————————— Date	/s/Timothy E. Blow —————————————— Timothy E. Blow Chief Financial Officer

Hudson River Bancorp, Inc. Part II – Other Information (continued)

I, Carl A. Florio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hudson River Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002 ————————

/s/ Carl A. Florio ——————— Carl A. Florio Chief Executive Officer

Hudson River Bancorp, Inc. Part II – Other Information (continued)

I, Timothy E. Blow, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hudson River Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 8, 2002 ————————

/s/ Timothy E. Blow ———————— Timothy E. Blow Chief Financial Officer

