Form 10-Q
period 2002-12-31
HUDSON RIVER BANCORP INC
filed 2003-02-12
CIK 1057007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24187

HUDSON RIVER BANCORP, INC. (Exact name of Registrant as Specified in its Charter)

Delaware	14-1803212
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Hudson City Centre, Hudson New York	12534
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (518) 828-4600

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X|   YES    |_|  NO

        As of February 5, 2003, there were issued and outstanding 15,172,225 shares of the Registrant’s Common Stock.

FORM 10-Q HUDSON RIVER BANCORP, INC. INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets at December 31, 2002 and March 31, 2002

Consolidated Income Statements for the three and nine months ended December 31, 2002 and 2001

Consolidated Statements of Cash Flows for the nine months ended December 31, 2002 and 2001

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

EXHIBIT INDEX SIGNATURE PAGE CERTIFICATIONS i

Item 1. Financial Statements

Hudson River Bancorp, Inc. Consolidated Balance Sheets (unaudited)

(In thousands, except share and per share data)	December 31, 2002	March 31, 2002

Assets
Cash and due from banks	$73,097	$43,738
Federal funds sold	264,700	176,759

Cash and cash equivalents	337,797	220,497

Securities available for sale, at fair value	261,165	223,450
Federal Home Loan Bank of New York (FHLB) stock, at cost	20,151	22,788

Loans	1,727,228	1,904,204
Allowance for loan losses	(37,921)	(36,572)

Net loans	1,689,307	1,867,632

Accrued interest receivable	9,674	11,537
Premises and equipment, net	28,699	29,215
Other real estate owned (OREO) and repossessed property	1,118	1,252
Goodwill, net	62,504	62,414
Other intangibles, net	6,228	7,233
Other assets	51,303	62,789

Total assets	$2,467,946	$2,508,807

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Savings	553,827	505,252
N.O.W. and money market	333,917	284,851
Time deposits	694,228	803,283
Noninterest-bearing	185,441	174,977

Total deposits	1,767,413	1,768,363

Securities sold under agreements to repurchase	20,890	16,972
Long-term FHLB borrowings	392,502	450,656
Mortgagors’ escrow deposits	10,350	9,787
Other liabilities	26,513	32,112

Total liabilities	2,217,668	2,277,890

Shareholders’ Equity:
Preferred stock, $.01 par value, Authorized 5,000,000 shares; none issued	—	—
Common stock, $.01 par value, Authorized 40,000,000 shares;
Issued 17,853,750 shares	179	179
Additional paid-in capital	175,828	175,828
Unallocated common stock held by ESOP	(12,552)	(12,552)
Unvested restricted stock awards	(4,016)	(3,999)
Treasury stock, at cost (2,660,964 and 2,661,091 shares)	(28,988)	(28,751)
Retained earnings, substantially restricted	117,495	101,713
Accumulated other comprehensive income (loss)	2,332	(1,501)

Total shareholders’ equity	250,278	230,917

Total liabilities and shareholders’ equity	$2,467,946	$2,508,807

See accompanying notes to unaudited consolidated interim financial statements. 1

Hudson River Bancorp, Inc. Consolidated Income Statements (unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands, except per share data)	2002	2001	2002	2001

Interest income:
Loans, including fees	$32,834	$29,749	$103,452	$88,972
Securities available for sale	2,823	2,539	8,731	8,708
Federal funds sold	1,029	754	2,995	1,644
Loans held for sale	—	—	—	89
Federal Home Loan Bank of New York stock	278	245	675	752

Total interest income	36,964	33,287	115,853	100,165

Interest expense:
Deposits	8,764	10,048	29,155	31,286
Securities sold under agreements to repurchase	75	82	260	411
Short-term FHLB advances	7	99	8	991
Long-term FHLB borrowings	4,660	4,195	14,585	10,811

Total interest expense	13,506	14,424	44,008	43,499

Net interest income	23,458	18,863	71,845	56,666
Provision for loan losses	1,500	1,425	4,500	4,250

Net interest income after
provision for loan losses	21,958	17,438	67,345	52,416

Other operating income:
Service charges on deposit accounts	2,026	1,214	5,442	3,350
Loan servicing income	15	58	65	164
Net securities transactions	—	—	—	30
Net gain on sales of loans held for sale	—	27	—	141
Insurance commissions	701	619	2,720	2,143
Trust and investment services income	137	155	434	392
Other income	1,693	872	3,421	1,990

Total other operating income	4,572	2,945	12,082	8,210

Other operating expenses:
Compensation and benefits	8,140	6,028	23,953	17,087
Occupancy	1,206	944	3,766	2,798
Equipment	1,509	1,172	5,137	3,510
OREO and repossessed property	152	51	163	226
Advertising	493	281	1,213	990
Legal and other professional fees	297	360	1,120	1,039
Goodwill amortization	—	692	—	2,083
Other intangible assets amortization	341	37	1,002	102
Other expenses	2,722	2,381	9,092	8,089

Total other operating expenses	14,860	11,946	45,446	35,924

Income before tax expense	11,670	8,437	33,981	24,702
Tax expense	4,497	3,492	13,301	10,256

Net income	$7,173	$4,945	$20,680	$14,446

Basic earnings per share	$0.52	$0.36	$1.49	$1.05

Diluted earnings per share	$0.50	$0.35	$1.44	$1.02

See accompanying notes to unaudited consolidated interim financial statements. 2

Hudson River Bancorp, Inc. Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended December 31,
(In thousands)	2002	2001

Cash flows from operating activities:
Net income	$20,680	$14,446
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	3,775	2,866
Goodwill and other intangibles amortization	1,002	2,185
Provision for loan losses	4,500	4,250
Amortization of restricted stock awards	556	533
Net securities transactions	—	(30)
Net gain on sales of loans held for sale	—	(141)
Proceeds from sales of loans held for sale	—	22,168
Adjustments of OREO and repossessed property to fair value	593	943
Net gain on sales of OREO and repossessed property	(1,528)	(1,364)
Net loss on sales and disposal of premises and equipment	369	233
Net decrease in accrued interest receivable	1,863	1,285
Net increase in other assets	(1,676)	(193)
Net decrease in other liabilities	(5,599)	(18,489)

Net cash provided by operating activities	24,535	28,692

Cash flows from investing activities:
Net cash used in acquisition activity	—	(128,399)
Proceeds from sales of securities available for sale	—	56,934
Proceeds from maturities, calls and paydowns of securities available
for sale	71,570	51,074
Purchases of securities available for sale	(102,897)	(10,550)
Purchase of FHLB of New York stock	(986)	(3,483)
Redemption of FHLB of New York stock	3,623	2,002
Net loans repaid by customers	171,975	20,139
Proceeds from sales of and payments received on OREO
and repossessed property	2,919	3,454
Proceeds from sale of premises and equipment	15	333
Surrender of bank-owned life insurance	10,520	—
Purchases of premises and equipment	(3,643)	(2,478)

Net cash provided by (used in) investing activities	153,096	(10,974)

Cash flows from financing activities:
Net (decrease) increase in deposits	(950)	27,333
Net increase (decrease) in short-term borrowings	3,918	(98,237)
Issuance of long-term FHLB borrowings	75,000	220,000
Repayment of long-term FHLB borrowings	(133,154)	(30,954)
Net increase in mortgagors’ escrow deposits	563	577
Net proceeds from exercise of stock options	388	1,074
Dividends paid	(4,846)	(3,543)
Purchase of treasury stock	(1,250)	(1,574)

Net cash (used in) provided by financing activities	(60,331)	114,676

Net increase in cash and cash equivalents	117,300	132,394
Cash and cash equivalents at beginning of period	220,497	38,638

Cash and cash equivalents at end of period	$337,797	$171,032

Supplemental cash flow information:
Interest paid	$44,861	$42,962
Income taxes paid	12,917	6,514

Supplemental disclosures of non-cash investing and financing activities:
Loans transferred to OREO and repossessed property	$1,850	$2,789
Securities held to maturity transferred to securities available for sale	—	3,602
Adjustment of securities available for sale to fair value, net of tax	3,833	(126)
Acquisition activity:
Fair value of noncash assets acquired	—	693,741
Fair value of liabilities assumed	—	596,375

See accompanying notes to unaudited consolidated interim financial statements. 3

Hudson River Bancorp, Inc.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

        1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2002. Operating results for the three and nine month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

        2. Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income for the three month periods ended December 31, 2002 and 2001 was $7.5 million and $3.9 million, respectively. Comprehensive income for the nine month periods ended December 31, 2002 and 2001 was $24.5 million and $14.3 million, respectively.

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

        In connection with the transitional goodwill impairment evaluation, SFAS No. 142 requires the Company to perform an assessment of whether there is an indication that goodwill was impaired as of the date of adoption. Any transitional impairment loss would be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated income statement for the year ending March 31, 2003.

        As of April 1, 2002, the Company had unamortized goodwill in the amount of $62.4 million, which was subject to the transition provisions of SFAS No. 142. The Company has completed its evaluation of whether any transitional impairment losses are required to be recognized as the cumulative effect of a change in accounting principle and determined that there were no transitional impairment losses.

Hudson River Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
(Continued)

        The following table represents the Company’s net income and earnings per share, as well as net income and earnings per share excluding goodwill amortization, for the three and nine months ended December 31, 2002 and 2001:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands, except per share data)	2002	2001	2002	2001

Reported net income	$7,173	$4,945	$20,680	$14,446
Add: Goodwill amortization (not tax deductible)	—	692	—	2,083

Net income, adjusted	$7,173	$5,637	$20,680	$16,529

Reported basic earnings per share	$0.52	$0.36	$1.49	$1.05
Add: Goodwill amortization	—	0.05	—	0.16

Basic earnings per share, as adjusted	$0.52	$0.41	$1.49	$1.21

Reported diluted earnings per share	$0.50	$0.35	$1.44	$1.02
Add: Goodwill amortization	—	0.05	—	0.15

Diluted earnings per share, as adjusted	$0.50	$0.40	$1.44	$1.17

The following table shows the gross carrying amount and accumulated amortization of other intangible assets that are subject to amortization:

		At December 31, 2002
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Other intangible assets subject to amortization:
Core deposit intangible	$6,781	$918	$5,863
Other intangible assets	571	206	365

Total	$7,352	$1,124	$6,228

        The Company recorded $1.0 million in intangible asset amortization expense for the nine months ended December 31, 2002. Estimated amortization expense for the year ending March 31, 2003 and for each of the next four years is as follows (in thousands):

Year ending March 31, 2003	$1,571
2004	1,012
2005	836
2006	683
2007	587

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, Statement No. 148 amends the disclosure requirements of Statement No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company will be adopting the new disclosure requirements of SFAS No. 148 as of January 1, 2003. The Company does not expect that SFAS No. 148 will have a material impact on its consolidated financial statements as the Company does not currently intend on changing its method of accounting for stock-based employee compensation.

        5. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2002 and 2001. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

	For the Three Months Ended December 31,

(In thousands, except for share and per share data)	2002	2001

Net income	$7,173	$4,945

Weighted average common shares outstanding	13,834,114	13,699,392
Dilutive effect of potential common shares outstanding:
Stock options	317,377	299,989
Restricted stock awards	139,447	148,290

Weighted average common shares and potential common shares outstanding	14,290,938	14,147,671

Earnings per share amounts: Basic earnings per share	$0.52	$0.36

Diluted earnings per share	$0.50	$0.35

6

Hudson River Bancorp, Inc. Notes to Unaudited Consolidated Interim Financial Statements (Continued)

	For the Nine Months Ended December 31,

(In thousands, except for share and per share data)	2002	2001

Net income	$20,680	$14,446

Weighted average common shares outstanding	13,848,862	13,697,757
Dilutive effect of potential common shares outstanding:
Stock options	329,902	270,420
Restricted stock awards	137,220	126,167

Weighted average common shares and potential common shares outstanding	14,315,984	14,094,344

Earnings per share amounts: Basic earnings per share	$1.49	$1.05

Diluted earnings per share	$1.44	$1.02

        6. On March 8, 2002, the Company completed its acquisition of Ambanc Holding Co., Inc. (“Ambanc”) paying $21.50 per share in cash for each share of Ambanc common stock outstanding. The total consideration of approximately $100.5 million was funded using a portion of the Company’s Federal funds sold. Goodwill associated with this transaction approximated $23.2 million. In accordance with the provisions of SFAS No. 142, goodwill acquired after June 30, 2001 is not amortized but will instead be evaluated at least annually for impairment. The Company also recorded a core deposit intangible associated with the transaction of $6.8 million. The core deposit intangible is being amortized over its estimated useful life of approximately ten years on an accelerated basis. Ambanc had total assets of $654.1 million and total deposits of $480.9 million as of March 8, 2002. Its 14 branches located in the Capital District area of New York State were added to the Bank’s branch network.

        A summary of pro forma combined financial information for the Company and Ambanc for the nine months ended December 31, 2001 as if the transaction had occurred on April 1, 2001 is as follows:

Net interest income	$ 69,773
Other operating income	10,974
Net income	15,554
Basic earnings per share	1.14
Diluted earnings per share	1.10

        These results combine the historical results of Ambanc into the Company’s consolidated income statements; and, while certain adjustments were made for the estimated impact of purchase accounting adjustments and other acquisition-related activity, they are not necessarily indicative of what would have occurred had the acquisition actually taken place at that time.

        7. In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”. FIN No. 45 requires certain new disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.

Hudson River Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
(Continued)

        The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letter of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under the standby letters of credit totaled $12.6 million at December 31, 2002 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD’s. The fair value of the Company’s standby letters of credit at December 31, 2002 was insignificant.

Hudson River Bancorp, Inc. Management’s Discussion and Analysis

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and its subsidiaries, Hudson River Bank & Trust Company (the “Bank”) and C. W. Bostwick, Inc. (“Bostwick”) (combined, the “Company”), during the three and nine months ended December 31, 2002, with comparisons to 2001 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2002 Annual Report on Form 10-K, should be read in conjunction with this review. Amounts in prior periods’ consolidated financial statements are reclassified whenever necessary to conform to the current period’s presentation.

        The Company’s primary market area, with 51 full-service branches as of December 31, 2002, is the Capital District region of New York state. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company’s principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income of the Company is also affected by provisions for loan losses and other operating income, such as fees on deposit related services and insurance commissions; it is also impacted by other operating expenses, such as compensation and benefits, occupancy and equipment expenses, and federal and state income taxes.

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

MERGER AND ACQUISITION ACTIVITY

        On March 8, 2002, the Company completed its acquisition of Ambanc Holding Co., Inc. (“Ambanc”) paying $21.50 per share in cash for each share of Ambanc common stock outstanding (the “Ambanc Acquisition”). The total cash consideration of approximately $100.5 million was funded using a portion of the Company’s Federal funds sold. Goodwill associated with this transaction approximated $23.2 million. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill acquired after June 30, 2001 is not amortized but will instead be evaluated at least annually for impairment. The Company also recorded a core deposit intangible associated with the transaction of $6.8 million. The core deposit intangible is being amortized over its estimated useful life of approximately ten years on an accelerated basis. Ambanc had total assets of $654.1 million and total deposits of $480.9 million as of March 8, 2002. Its 14 branches located in the Capital District area of New York state were added to the Bank’s branch network.

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

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(continued)

OVERVIEW

        The Company realized net income for the three months ended December 31, 2002 amounting to $7.2 million, or $0.50 diluted earnings per share, up $2.2 million from the $4.9 million, or $0.35 diluted earnings per share, earned during the three months ended December 31, 2001. Net income for the nine months ended December 31, 2002 was $20.7 million, or $1.44 diluted earnings per share, up $6.2 million from the $14.4 million, or $1.02 diluted earnings per share, earned during the same period a year previous. The increases over the prior year results were primarily a result of the Ambanc Acquisition resulting in higher net interest income and other operating income, partially offset by higher other operating expenses and higher tax expense. In accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill no longer be amortized, the Company did not amortize goodwill for the nine months ended December 31, 2002. Goodwill amortization for the three and nine months ended December 31, 2001 was approximately $692 thousand and $2.1 million, respectively. Without the effect of this goodwill amortization, net income for the three and nine month periods ended December 31, 2001 would have been $5.6 million and $16.5 million, or $0.40 and $1.17 diluted earnings per share, respectively. For the three months ended December 31, 2002, the Company’s return on average assets was 1.16%, up from 1.02% for the same period in 2001. The Company’s return on average equity for the three months ended December 31, 2002 was 11.44%, up from 8.62% in the 2001 period. The Company’s return on average tangible equity for the three months ended December 31, 2002 was 15.83%, up from 10.50% for the same period in 2001. See Table A, “Financial Highlights”.

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

Earning Assets

        Total average earning assets increased to $2.3 billion for the three months ended December 31, 2002, up from $1.8 billion in the same period of 2001. For the nine months ended December 31, 2002, average earning assets were $2.3 billion, up from $1.7 billion in 2001. This increase was primarily a result of the completion of the Ambanc Acquisition during March 2002. Interest income for the three months ended December 31, 2002 was $37.0 million, up $3.7 million from 2001. For the nine months ended December 31, 2002, interest income was $115.9 million, an increase of $15.7 million over the same period in 2001. The increase in average balances from the Ambanc Acquisition was the primary reason for the higher income, partially offset by lower yields on those assets. The yield on earning assets declined from 7.28% for the three months ended December 31, 2001 to 6.38% in 2002. For the nine months ended December 31, 2002, yields declined from 7.63% in 2001 to 6.63% in 2002. The decline in the yield on earning assets was primarily due to the declining rate environment in the marketplace and the larger amount of lower yielding Federal funds sold held during 2002. Earning assets at December 31, 2002 and March 31, 2002 remained relatively constant at $2.3 billion.

Loans

        The average balance of loans increased to $1.8 billion for the three months ended December 31, 2002, up $282.4 million from the $1.5 billion average for the same period in the prior year. The yield on loans for the quarter decreased 57 basis points, from 7.90% in 2001 to 7.33% in 2002. The decrease in yield is attributed to the impact of adding loans, which were generally originated at lower rates relative to the average yield on the Company’s existing loan portfolio, as a result of the Ambanc Acquisition, and decreases in market interest rates over the past twelve months. Interest income on loans for the three months ended December 31, 2002 increased to $32.8 million from $29.7 million in 2001. The increase in average balances for the quarter resulted in a $5.3 million increase in interest income earned on loans that was partially offset by a $2.2 million decrease in interest income earned due to lower rates. On a year to date basis, average loans were $1.8 billion, up from $1.5 billion in 2001. The yield on loans for the nine months ended December 31, 2002 was 7.45%, down from 8.08% in 2001. The impact of higher average balances resulted in an increase of $21.8 million in interest income for the year to date period. This increase was partially offset by a $7.3 million decrease in interest income earned due to lower rates, reflecting the generally lower interest rate environment.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(Continued)

        Total loans were $1.7 billion at December 31, 2002, down $177.0 million from the $1.9 billion at March 31, 2002. Commercial loans increased to $116.4 million at December 31, 2002 from $109.1 million at March 31, 2002. Financed insurance premiums increased $10.5 million to $41.3 million at December 31, 2002 from $30.7 million at March 31, 2002. These increases were offset by a decrease in loans secured by residential real estate from $1.2 billion, or 63.2% of total loans at March 31, 2002, to $1.0 billion, or 60.1% of total loans at December 31, 2002. Commercial real estate loans decreased $20.7 million to $409.0 million at December 31, 2002 from $429.7 million at March 31, 2002. The decreases in residential and commercial real estate loans are generally due to prepayments as a result of the lower rate environment. Manufactured housing loans decreased $5.0 million to $62.7 million at December 31, 2002. Management intends on continuing to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. See Table D, “Loan Portfolio Analysis”.

Securities

        The average balance of securities available for sale (“securities”) increased $56.6 million to $223.0 million for the three months ended December 31, 2002, up from $166.4 million for the three months ended December 31, 2001. This increase is attributed primarily to the Ambanc Acquisition, as well as the reinvestment of Federal funds sold into securities. Average securities for the nine months ended December 31, 2002 were $215.7 million, an increase of $33.8 million from the corresponding period in the previous year. Interest income earned on securities was $2.8 million for the three months ended December 31, 2002, up $284 thousand from the $2.5 million earned in 2001. The increase in average balances for the quarter resulted in a $766 thousand increase in interest income earned on securities that was partially offset by a $482 thousand decrease in interest income earned due to lower rates. On a year to date basis, interest income on securities remained flat as the decline in rates was offset by the increase in average balances.

        Securities at December 31, 2002 were $261.2 million, up $37.7 million from the $223.5 million the Company held as of March 31, 2002. The increase was due to the aforementioned reinvestment of Federal funds sold into securities. Management anticipates further increases in securities as the level of Federal funds sold is reduced and reinvested in securities and loans.

Federal Funds Sold

        The average balance of Federal funds sold during the three months ended December 31, 2002 of $279.3 million, and $241.1 million for the nine months ended December 31, 2002, generated $1.0 million and $3.0 million in interest income for the three and nine month periods, respectively. The three month average balance was up $145.9 million from the $133.4 million reported for the three months ended December 31, 2001. The nine month average balance increased $162.7 million to $241.1 million for the period ending December 31, 2002. At December 31, 2002, Federal funds sold amounted to $264.7 million, up $87.9 million from the $176.8 million at March 31, 2002. The Company is currently utilizing Federal funds for short-term liquidity and for asset/liability management purposes, including the locking in of favorable interest rates on long-term borrowings. The increases in Federal funds sold are a result of loan prepayments, offset by investments in securities. As noted above, the balance of Federal funds should decrease as management redeploys some Federal funds sold into higher yielding securities and as loan demand increases.

Funding Sources

        The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives. Interest-bearing liabilities at December 31, 2002 were $2.0 billion, down from $2.1 billion at March 31, 2002. The average balance of interest-bearing liabilities increased to $2.0 billion for the three months ended December 31, 2002, from $1.6 billion for the three months ended December 31, 2001. For the nine months ended December 31, 2002, the average balance of interest-bearing liabilities was $2.0 billion, up from $1.5 billion for the same period in 2001. This increase in average balances is attributed primarily to the completion of the Ambanc Acquisition. Interest expense for the three months ended December 31, 2002 was $13.5 million, down $918 thousand from the same period in 2001. The increase in volume was more than offset by a decline in the average rate paid from 3.68% to 2.69% for the three month period ended December 31, 2002. Interest expense for the nine months ended December 31, 2002 was $44.0 million, up $509 thousand from the same period in 2001. The increase in interest expense due to volume was only partially offset by a decline in the average rate paid from 3.90% in 2001 to 2.88% in 2002.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(Continued)

Deposits

        The average balance of savings accounts increased $209.6 million to $545.5 million for the three months ended December 31, 2002, up from $335.9 million for the same period in 2001. On a year to date basis, the average balance of savings accounts was $532.7 million in 2002, up from $321.3 million in 2001. This fluctuation was primarily the result of the consummation of the Ambanc Acquisition during March 2002. Interest expense on savings accounts increased accordingly from $1.9 million for the quarter ended December 31, 2001 to $2.4 million for the quarter ended December 31, 2002. The average rate paid on these deposits decreased to 1.74% from 2.28% for the quarters ended December 31, 2002 and 2001, respectively.

        Interest expense on N.O.W. and money market accounts increased from $883 thousand for the three months ended December 31, 2001 to $1.1 million for the same period in 2002. The average balance of N.O.W. and money market accounts increased to $318.9 million from $206.7 million for the three month period ended December 31, 2001. A decrease in average rates paid from 1.69% to 1.31% somewhat offset the effect of the higher average balances. For the nine months ended December 31, 2002, the average balance of N.O.W. and money market accounts increased from $192.0 million in 2001 to $305.6 million in 2002. This increase in average balance resulted in a $1.4 million increase in interest expense on N.O.W. and money market accounts for the nine months ended December 31, 2002, as compared to the same period in 2001. This was partially offset by a $1.1 million reduction in interest expense on N.O.W. and money market accounts for the nine months ended December 31, 2002 resulting from a 64 basis point decrease in rates paid on these accounts.

        The average balance of time deposits increased from $617.8 million for the three months ended December 31, 2001 to $704.5 million for the three months ended December 31, 2002. On a year to date basis, the average balance of time deposits increased from $606.4 million in 2001 to $742.8 million in 2002. Interest expense on time deposits decreased a total of $1.9 million for the three months ended December 31, 2002 from the comparable period in 2001. Average rates paid on time deposits of 2.97% for the three months ended December 31, 2002 were down from 4.61% in 2001, which more than offset the effect of the higher average balances and resulted in the decrease in interest expense in 2002. For the nine month periods, the decrease in average rates paid from 4.85% in 2001 to 3.23% in 2002, also more than offset the increase in average balances, resulting in the $4.1 million net decrease in interest expense.

        Total deposits were $1.8 billion at both December 31, 2002 and March 31, 2002. Noninterest-bearing deposits increased during the same time period from $175.0 million at March 31, 2002 to $185.4 million at December 31, 2002. Increases were generally the result of the Company’s continued focus on commercial services, including commercial deposits, and general economic conditions which resulted in more customers moving funds from time deposits to demand accounts and other savings products. Additionally, the Company established a commercial bank subsidiary, Hudson River Commercial Bank, which began accepting municipal deposits in November 2002. At December 31, 2002 municipal deposits were not significant.

Short-term FHLB Advances and Long-term FHLB Borrowings

        The average balance of short-term FHLB advances decreased to $1.5 million for the three months ended December 31, 2002 from $12.7 million in 2001. For the nine months ended December 31, 2002, the average balance of short-term FHLB advances was $545 thousand, down from $30.8 million for the same period in 2001. Interest expense on these borrowings was $7 thousand for the three months ended December 31, 2002, down $92 thousand from 2001. On a year to date basis, interest expense on short-term FHLB advances decreased $983 thousand for the nine months ended December 31, 2002 compared to 2001. These decreases are primarily the result of the Company taking advantage of opportunities to enhance its interest rate risk profile by shifting shorter-term FHLB advances into long-term funding, at generally lower rates than were available in the local time deposit market.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(Continued)

        The average balance of long-term FHLB borrowings increased from $355.8 million for the three months ended December 31, 2001 to $392.8 million for the three months ended December 31, 2002. On a year to date basis, the average balance of long-term FHLB borrowings rose from $300.0 million in 2001 to $414.6 million in 2002. The increase for both the three and nine month periods is primarily attributed to the movement of short-term advances into long-term borrowings at generally lower rates, the Ambanc Acquisition, and management’s continued monitoring of the Company’s interest rate risk profile.

        The Company had no short-term FHLB advances at December 31, 2002 or at March 31, 2002. Long-term FHLB borrowings were $392.5 million at December 31, 2002, down from $450.7 million at March 31, 2002. The decrease in this category was primarily attributed to the calls, maturities and scheduled repayment of borrowings. The interest rates on the long-term FHLB borrowings are generally fixed with maturities ranging from one month to ten years, with call options ranging from one month to four years.

Net Interest Income

        Net interest income for the three months ended December 31, 2002 was $23.5 million, up from the $18.9 million for the three months ended December 31, 2001. For the nine months ended December 31, 2002, net interest income increased $15.2 million to $71.8 million from $56.7 million for the same period a year previous. The increase was the result of the increase in average earning assets from the Ambanc Acquisition, and lower rates paid on interest-bearing liabilities, offset in part by higher balances of interest-bearing liabilities primarily from the Ambanc Acquisition and lower rates earned on earning assets. As a result of these volume and rate fluctuations, the Company’s net interest margin for the three months ended December 31, 2002 was 4.05%, down from 4.13% for the three months ended December 31, 2001. For the nine months ended December 31, 2001, the net interest margin was 4.11%, down from 4.32% for the same period in 2001. See Table B, “Average Balances, Interest and Yields” and Table C, “Volume and Rate Analysis”.

Noninterest Sensitive Assets and Liabilities

        Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill, other intangible assets, and other assets. Total noninterest sensitive assets amounted to $159.5 million at December 31, 2002, down $14.9 million from the March 31, 2002 level. The decrease is primarily attributed to a $10.5 million surrender of a bank-owned life insurance policy acquired in the Ambanc Acquisition.

        Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities. Noninterest-bearing deposits increased from $175.0 million at March 31, 2002 to $185.4 million at December 31, 2002. This increase is primarily a result of the growth in the Company’s commercial accounts, which are generally noninterest-bearing. Other liabilities decreased from $32.1 million at March 31, 2002 to $26.5 million at December 31, 2002. The decrease is primarily attributed to the continued redemption of Ambanc Holding Co., Inc. shares in connection with the Ambanc Acquisition.

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

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(Continued)

        Total nonperforming assets at December 31, 2002 were $21.6 million or 0.88% of total assets, up from $19.2 million or 0.77% at March 31, 2002. The $2.4 million increase in total nonperforming assets is due to a $2.5 million increase in nonperforming loans, offset slightly by a $134 thousand reduction in foreclosed and repossessed property. The increase in nonperforming loans was primarily a function of increases in residential real estate, commercial real estate and financed insurance premium nonaccruals of $116 thousand, $2.0 million and $1.3 million, respectively, partially offset by decreases in commercial loans and manufactured housing nonaccruals of $45 thousand and $870 thousand, respectively. The increase in commercial real estate nonaccruals is attributed to one loan totaling $2.6 million which became greater than 90 days past due during the quarter. This loan was considered in the evaluation of the level of the allowance for loan losses. Management believes that adequate reserves for any anticipated losses relative to this loan are maintained. The increase in finance insurance premium nonaccruals is directly related to the increase in the outstanding balance of these loans.

        The $134 thousand reduction in foreclosed and repossessed property was made up of a $381 thousand reduction in repossessed property and a $135 thousand reduction in foreclosed commercial real estate, offset partially by an increase of $382 thousand in foreclosed residential properties.

Allowance and Provision For Loan Losses

        The allowance for loan losses at December 31, 2002 was $37.9 million, up from $36.6 million at March 31, 2002. The allowance as a percentage of nonperforming loans decreased from 203.5% at March 31, 2002 to 185.1% at December 31, 2002. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company’s loan portfolio. Net charge-offs for the three months ended December 31, 2002 were $970 thousand, up from $808 thousand for the same period in 2001. For the nine months ended December 31, 2002, net charge-offs were $3.2 million, up from the $1.8 million in 2001. During the quarter ended December 31, 2002, the Company received a $588 thousand partial recovery on a loan which had been charged off during 1997.

        As a result of management’s analysis of the risk characteristics of the lending portfolio, as well as the trends and levels of nonperforming and other delinquent loans, a provision for loan losses of $1.5 million was recorded for the three months ended December 31, 2002. The $1.5 million provision is up $75 thousand from the provision recorded for the three months ended December 31, 2001. For the nine months ended December 31, 2002, the Company recorded a provision for loan losses of $4.5 million, up from $4.3 million in the prior year. The provision as a percentage of average loans declined from 0.38% for the three months ended December 31, 2001 to 0.34% in 2002. The decline is primarily a result of the increase in average balances of loans outstanding from $1.5 billion for the three months ended December 31, 2001 to $1.8 billion for the three months ended December 31, 2002, slightly offset by the increase in the provision. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. The growth in loan balances, net charge-offs, risk elements of the Company’s loan portfolio, economic conditions in the Company’s market area and nonperforming loan balances are the primary factors which are considered in determining the levels of the Company’s provision for loan losses. See Table E, “Non-Performing Assets” and Table F, “Loan Loss Experience”.

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
Management’s Discussion and Analysis
(Continued)

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

        Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive as of December 31, 2002. As a result, rising interest rates projected over a 12-month horizon are estimated to have a positive effect on net interest income; conversely, falling interest rates projected over the same 12-month horizon are estimated to have a negative effect on net interest income. Management makes certain assumptions in relation to prepayment speeds for loans, CMO’s and mortgage-backed securities, which would prepay much faster in a falling rate scenario, and slower in a rising rate scenario. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income. The Company’s purchases of securities, utilization of Federal funds sold, retention of fixed rate loan products, utilization of longer term borrowings, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the use of derivative instruments (such as interest rate swaps, caps, and floors), leveraging scenarios, and changes in asset or funding mix. As of December 31, 2002, the Company did not utilize any off-balance sheet derivatives.

        The sensitivity analysis performed by the Company does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change. Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: (i) prepayment/refinancing levels likely deviating from those assumed, (ii) the varying impact of interest rate changes on caps and floors on adjustable rate assets, (iii) the potential effect of changing debt service levels on customers with adjustable rate loans, (iv) depositor early withdrawals and product preference changes, and (v) other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that management might take in responding to or anticipating changes in interest rates.

Liquidity Risk

        Liquidity is defined as the ability to generate sufficient cash flow to meet all present and future funding commitments, depositor withdrawals and operating expenses. Management monitors the Company’s liquidity position on a daily basis and evaluates its ability to meet depositor withdrawals or make new loans or investments.

        The Company’s cash inflows result primarily from loan repayments; sales, maturities, principal payments, and calls of securities; new deposits; and borrowings from the Federal Home Loan Bank of New York. The Company’s cash outflows consist of new loan originations; security purchases; deposit withdrawals; repayments of borrowings; operating expenses; and treasury stock purchases. The timing of cash inflows and outflows is closely monitored by management although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings. Management believes that the level of the Company’s liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(Continued)

CAPITAL RESOURCES

        Consistent with its goal to operate a sound and profitable financial organization, the Company continues to maintain its classification as a “well-capitalized” institution in accordance with regulatory standards. Total equity was $250.3 million at December 31, 2002, 10.14% of total assets on that date. As of March 31, 2002, total equity was $230.9 million or 9.20% of total assets. Ratios of tangible equity to tangible assets were 7.57% and 6.61% as of December 31, 2002 and March 31, 2002, respectively. As of December 31, 2002, the Company and the Bank exceeded all of its regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES

        For the three months ended December 31, 2002, total other operating income was $4.6 million, up from $2.9 million for the same period in 2001. For the nine months ended December 31, 2002, total other operating income was $12.1 million, up from $8.2 million in 2001. Other operating income is composed primarily of service charges on deposit accounts, insurance commissions, trust and investment services income, and other income. Income from service charges on deposit accounts increased from $1.2 million for the three months ended December 31, 2001 to $2.0 million in the 2002 period. For the nine months ended December 31, 2002 service charges on deposit accounts increased from $3.4 million in 2001 to $5.4 million in 2002. These increases were primarily a result of the Ambanc Acquisition and its resultant increase in deposit accounts.

        Income from insurance commissions from the Company’s insurance agency subsidiary (Bostwick) increased $82 thousand to $701 thousand for the three months ended December 31, 2002 from $619 thousand for the same period in 2002. For the nine months ended December 31, 2002, income from insurance commissions increased $577 thousand to $2.7 million from the $2.1 million for the same period in 2001. For the nine months ended December 31, 2002, trust and investment services income was $434 thousand, up $42 thousand from the same period in 2001. These increases can be attributed to the expansion of the Company’s market area and customer base.

        Other income was $1.7 million for the three months ended December 31, 2002, as compared to $872 thousand for the same period in 2001. For the nine months ended December 31, 2002, other income was $3.4 million, as compared to $2.0 million for the same period in 2001. These increases are primarily the result of a higher level of earnings from the Company’s investment in Homestead Funding, a mortgage banking company accounted for using the equity method, as well as higher broker fees realized from the Company’s own mortgage brokerage subsidiary.

        Total other operating expenses were $14.9 million for the three months ended December 31, 2002, up from $11.9 million from the same period in 2001. For the nine months ended December 31, 2002, total other operating expenses were $45.4 million, up $9.5 million from the same period a year earlier. The increases in both time periods were due to higher expenses in compensation and benefits, occupancy, equipment, other intangibles amortization, and other expenses, partially offset by a reduction in goodwill amortization.

        Compensation and benefits increased $2.1 million to $8.1 million for the three months ended December 31, 2002 from $6.0 million in 2001. For the nine months ended December 31, 2002 compensation and benefits increased to $24.0 million from $17.1 million for the same period in 2001. This increase is substantially the result of the Ambanc Acquisition which added 14 branches in March 2002. In addition, expenses relating to the Company’s ESOP increased $384 thousand from the nine months ended December 31, 2001 due to the increase in the Company’s stock price.

        Occupancy expense for the three months ended December 31, 2002 was $1.2 million, up $262 thousand from the $944 thousand for the same period in the prior year. On a year to date basis, occupancy expense increased to $3.8 million in 2002 from $2.8 million in 2001. Equipment expenses for the three months ended December 31, 2002 were $1.5 million, up from $1.2 million in 2001. For the nine months ended December 31, 2002, equipment expenses increased $1.6 million to $5.1 million as compared to 2001. These expenses were higher due primarily to the growth of the Company’s branch network resulting from the Ambanc Acquisition.

        There was no goodwill amortization expense for the 2002 periods, as compared to $692 thousand and $2.1 million for the three months and nine months ended December 31, 2001, respectively. This decline is the result of the Company’s adoption of SFAS No. 142 on April 1, 2002 as discussed previously. Other intangible assets amortization increased from $37 thousand for the three months ended December 31, 2001 to $341 thousand for the 2002 period. For the nine months ended December 31, other intangible assets amortization increased from $102 thousand to $1.0 million as a result of the recognition and amortization of the core deposit intangible from the Ambanc Acquisition.

Hudson River Bancorp, Inc.
Management’s Discussion and Analysis
(Continued)

        Other expenses were $2.7 million for the three months ended December 31, 2002, an increase of $341 thousand from $2.4 million for the same period in 2001. For the nine months ended December 31, 2002, other expenses were $9.1 million, up from $8.1 million in 2001. The increase is the result of general increases associated with the Ambanc Acquisition.

TAX EXPENSE

        Tax expense increased from $3.5 million for the three months ended December 31, 2001 to $4.5 million for the comparable period in 2002. For the nine months ended December 31, 2002, tax expense was $13.3 million, up from $10.3 million in 2002. These increases are primarily the result of higher income before tax expense. The increase is partially offset by a reduction in the Company’s effective tax rate as a result of the adoption of SFAS No. 142, which requires that the Company’s goodwill no longer be amortized but instead be evaluated annually for impairment. The Company’s goodwill is nondeductible.

IMPACT OF INFLATION AND CHANGING PRICES

        The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increasing cost of the Company’s operations. Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. In addition, interest rates do not necessarily move in the direction, or to the same extent, as the price of goods and services.

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

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (Continued)

Table A. Financial Highlights

	At or For the Three Months Ended December 31,		At or For the Nine Months Ended December 31,
	2002	2001	2002	2001
Financial Ratios
Basic earnings per share	$0.52	$0.36	$1.49	$1.05
Diluted earnings per share	0.50	0.35	1.44	1.02
Return on average assets(1)	1.16%	1.02%	1.11%	1.04%
Return on average equity(1)	11.44	8.62	11.29	8.58
Return on average tangible equity(1)	15.83	10.50	15.79	10.40
Dividend payout ratio	23.83	25.74	23.43	24.52
Net interest rate spread	3.69	3.60	3.75	3.73
Net interest margin(1)	4.05	4.13	4.11	4.32
Efficiency ratio(2)	51.26	51.26	52.76	51.79
Expense ratio(1)(2)	2.33	2.30	2.37	2.41

	At Period Ended
	December 31,	September 30,	March 31,
	2002	2002	2002	2001
Share Information
Book value per share	$18.09	$17.67	$16.66	$15.78
Book value per share, including unallocated
ESOP shares and unvested RRP shares	16.47	16.09	15.20	14.15
Tangible book value per share	13.12	12.68	11.64	14.95
Tangible book value per share, including
unallocated ESOP shares and unvested RRP shares	11.95	11.55	10.61	13.40
Closing market price	24.75	24.15	24.13	13.94

Capital Ratios
Equity to total assets	10.14%	9.91%	9.20%	17.88%
Tangible equity to tangible assets	7.57	7.32	6.61	17.10

Asset Quality Ratios
Non-performing loans to total loans	1.19%	0.95%	0.94%	0.97%
Non-performing assets to total assets	0.88	0.75	0.77	0.77
Allowance for loan losses to:
Loans	2.20	2.04	1.92	2.53
Nonperforming loans	185.12	215.66	203.51	259.96

(1)	Annualized for the three and nine month periods.
(2)	Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, goodwill amortization and other intangible assets amortization for each period.

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (Continued)

Table B. Average Balances, Interest, and Yields

	Three Months Ended December 31,
	2002			2001
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Earning assets
Federal funds sold	$279,299	$1,029	1.46%	$133,410	$754	2.24%
Securities available for sale (1)	223,004	2,823	5.02	166,373	2,539	6.05
Federal Home Loan Bank of New York stock	20,151	278	5.47	19,354	245	5.02
Loans (2)	1,776,439	32,834	7.33	1,494,030	29,749	7.90

Total earning assets	2,298,893	36,964	6.38%	1,813,167	33,287	7.28%

Cash and due from banks	38,884			31,005
Allowance for loan losses	(37,832)			(30,151)
Other nonearning assets	150,601			109,136

Total assets	$2,450,546			$1,923,157

Interest-bearing liabilities
Savings accounts	$545,532	$2,390	1.74%	$335,905	$1,927	2.28%
N.O.W. and money market accounts	318,892	1,053	1.31	206,709	883	1.69
Time deposit accounts	704,461	5,277	2.97	617,785	7,180	4.61
Mortgagors’ escrow deposits	7,387	44	2.36	8,977	58	2.56
Securities sold under agreements to repurchase	20,349	75	1.46	16,303	82	2.00
Short-term FHLB advances	1,522	7	1.82	12,685	99	3.10
Long-term FHLB borrowings	392,841	4,660	4.71	355,826	4,195	4.68

Total interest-bearing liabilities	1,990,984	13,506	2.69%	1,554,190	14,424	3.68%

Noninterest-bearing deposits	184,575			117,733
Other noninterest-bearing liabilities	26,328			23,545
Shareholders’ equity	248,659			227,689

Total liabilities and shareholders’ equity	$2,450,546			$1,923,157

Net interest income		$23,458			$18,863

Net interest spread			3.69%			3.60%

Net interest margin			4.05%			4.13%

(1)	Average balances include fair value adjustment.
(2)	Average balances include nonaccrual loans.

(continued) 20

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (Continued)

Table B. (continued)

	Nine months Ended December 31,
	2002			2001
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Earning assets
Federal funds sold	$241,085	$2,995	1.65%	$78,363	$1,644	2.78%
Loans held for sale	—	—	—	1,754	89	6.73
Securities available for sale (1)	215,695	8,731	5.37	181,918	8,708	6.35
Federal Home Loan Bank of New York stock	21,635	675	4.14	18,064	752	5.53
Loans (2)	1,842,162	103,452	7.45	1,461,766	88,972	8.08

Total earning assets	$2,320,577	115,853	6.63%	$1,741,865	100,165	7.63%

Cash and due from banks	39,281			26,547
Allowance for loan losses	(37,213)			(28,928)
Other nonearning assets	155,823			107,237

Total assets	$2,478,468			$1,846,721

Interest-bearing liabilities
Savings accounts	$532,690	$7,667	1.91%	$321,270	$5,986	2.47%
N.O.W. and money market accounts	305,552	3,181	1.38	191,990	2,928	2.02
Time deposit accounts	742,765	18,091	3.23	606,430	22,142	4.85
Mortgagors’ escrow deposits	12,401	216	2.31	12,203	230	2.50
Securities sold under agreements to repurchase	20,319	260	1.70	17,571	411	3.10
Short-term FHLB advances	545	8	1.95	30,837	991	4.27
Long-term FHLB borrowings	414,573	14,585	4.67	299,952	10,811	4.78

Total interest-bearing liabilities	2,028,845	44,008	2.88%	1,480,253	43,499	3.90%

Noninterest-bearing deposits	179,828			113,955
Other noninterest-bearing liabilities	26,708			29,151
Shareholders’ equity	243,087			223,362

Total liabilities and shareholders’ equity	$2,478,468			$1,846,721

Net interest income		$71,845			$56,666

Net interest spread			3.75%			3.73%

Net interest margin			4.11%			4.32%

(1)	Average balances include fair value adjustment.
(2)	Average balances include nonaccrual loans.

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (Continued)

Table C. Volume and Rate Analysis

	Three Months Ended December 31,			Nine Months Ended December 31,

	2002 vs 2001			2002 vs 2001

(In thousands)	Due To Volume	Due To Rate	Net Change	Due To Volume	Due To Rate	Net Change

Interest income
Federal funds sold	$607	$(332)	$275	$2,250	$(899)	$1,351
Loans held for sale	—	—	—	(89)	—	(89)
Securities available for sale	766	(482)	284	1,481	(1,458)	23
Federal Home Loan Bank of New York stock	10	23	33	132	(209)	(77)
Loans	5,331	(2,246)	3,085	21,773	(7,293)	14,480

Total interest income	6,714	(3,037)	3,677	25,547	(9,859)	15,688

Interest expense
Savings accounts	$996	$(533)	$463	$3,273	$(1,592)	$1,681
N.O.W. and money market accounts	403	(233)	170	1,374	(1,121)	253
Time deposit accounts	906	(2,809)	(1,903)	4,310	(8,361)	(4,051)
Mortgagors’ escrow deposits	(10)	(4)	(14)	4	(18)	(14)
Securities sold under agreements to repurchase	18	(25)	(7)	57	(208)	(151)
Short-term FHLB advances	(63)	(29)	(92)	(633)	(350)	(983)
Long-term FHLB borrowings	439	26	465	4,038	(264)	3,774

Total interest expense	2,689	(3,607)	(918)	12,423	(11,914)	509

Net interest income	$4,025	$570	$4,595	$13,124	$2,055	$15,179

Note:	Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (Continued)

Table D. Loan Portfolio Analysis

	December 31,		March 31,
	2002		2002		2001
(In thousands)	Amount	%	Amount	%	Amount	%

Loans secured by real estate:
Residential	$1,038,074	60.1%	$1,203,866	63.2%	$515,584	58.4%
Commercial	408,950	23.7	429,692	22.6	167,344	19.0
Construction	23,365	1.4	18,378	1.0	9,306	1.1

Total loans secured by real estate	$1,470,389	85.2%	$1,651,936	86.8%	$692,234	78.5%

Other loans:
Manufactured housing	$62,688	3.6%	$67,660	3.6%	$75,287	8.6%
Commercial	116,444	6.7	109,083	5.7	60,311	6.9
Financed insurance premiums	41,254	2.4	30,727	1.6	38,216	4.3
Consumer	31,856	1.8	38,416	2.0	17,943	2.0

Total other loans	$252,242	14.5%	$245,886	12.9%	$191,757	21.8%

Net premiums and unearned discounts, and net deferred loan origination
fees and costs	4,597	0.3	6,382	0.3	(2,579)	(0.3)

Total loans	$1,727,228	100.0%	$1,904,204	100.0%	$881,412	100.0%

Allowance for loan losses	(37,921)		(36,572)		(22,325)

Net loans	$1,689,307		$1,867,632		$859,087

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (Continued)

Table E. Nonperforming Assets

	December 31,	March 31,
(In thousands)	2002	2002	2001

Nonperforming loans
Nonaccrual loans:
Residential real estate	$7,547	$7,431	$2,050
Commercial real estate	5,877	3,905	849
Commercial loans	706	751	—
Manufactured housing	2,010	2,880	3,169
Financed insurance premiums	3,774	2,445	2,439
Consumer	570	559	81

Total nonperforming loans	$20,484	$17,971	$8,588

Foreclosed and repossessed property
Residential real estate	$478	$96	$161
Commercial real estate	—	135	—
Repossessed property	640	1,021	615

Total foreclosed and repossessed property	$1,118	$1,252	$776

Total nonperforming assets	$21,602	$19,223	$9,364

Allowance for loan losses	$37,921	$36,572	$22,325

Allowance to nonperforming loans	185.12%	203.51%	259.96%
Nonperforming assets to total assets	0.88%	0.77%	0.77%
Nonperforming loans to total loans	1.19%	0.94%	0.97%

Hudson River Bancorp, Inc. Management’s Discussion and Analysis (Continued)

Table F. Loan Loss Experience

	Three Months Ended December 31,		Nine Months Ended December 31,
(In thousands)	2002	2001	2002	2001

Loans outstanding (end of period)	$1,727,228	$1,479,000	$1,727,228	$1,479,000

Average loans outstanding (period to date)	$1,776,439	$1,494,030	$1,842,162	$1,461,766

Allowance for loan losses at beginning of period	$37,391	$29,958	$36,572	$22,325
Loan charge-offs:
Residential real estate	(96)	(168)	(166)	(277)
Commercial real estate	(685)	(222)	(1,361)	(394)
Commercial loans	(353)	(34)	(999)	(34)
Manufactured housing	(332)	(311)	(1,012)	(1,116)
Consumer	(93)	(94)	(281)	(234)
Financed insurance premiums	(174)	(228)	(500)	(678)

Total charge-offs	(1,733)	(1,057)	(4,319)	(2,733)

Loan recoveries:
Residential real estate	—	72	36	138
Commercial real estate	608	—	630	75
Commercial loans	34	—	48	—
Manufactured housing	24	26	106	93
Consumer	20	12	91	46
Financed insurance premiums	77	139	257	548

Total recoveries	763	249	1,168	900

Loan charge-offs, net of recoveries	(970)	(808)	(3,151)	(1,833)
Provision charged to operations	1,500	1,425	4,500	4,250
Allowance acquired	—	—	—	5,833

Allowance for loan losses at end of period	$37,921	$30,575	$37,921	$30,575

Ratio of net charge-offs to average loans
outstanding (annualized)	0.22%	0.21%	0.23%	0.17%

Provision to average loans outstanding (annualized)	0.34%	0.38%	0.32%	0.39%

Allowance to loans outstanding	2.20%	2.07%	2.20%	2.07%

Hudson River Bancorp, Inc.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See detailed discussion of market risk within the Risk Management section of Management’s Discussion and Analysis included in Item 2 of this Form 10-Q.

ITEM 4: CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the company’s senior management within the 90-day period preceding the filing date of this quarterly report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

2/12/03 —————————————— Date	HUDSON RIVER BANCORP, INC. /s/ Carl A. Florio ———————————————— Carl A. Florio, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)
2/12/03 —————————————— Date	/s/ Timothy E. Blow ———————————————— Timothy E. Blow, Chief Financial Officer (Principal Financial and Accounting Officer)

Hudson River Bancorp, Inc.

I, Carl A. Florio, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hudson River Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 12, 2003 ————————	/s/ Carl A. Florio ———————————————— Carl A. Florio Chief Executive Officer

Hudson River Bancorp, Inc.

I, Timothy E. Blow, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hudson River Bancorp, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: February 12, 2003 ————————	/s/ Timothy E. Blow ———————————————— Timothy E. Blow Chief Financial Officer

Hudson River Bancorp, Inc.

CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Hudson River Bancorp, Inc. (the “Company”) that the Quarterly Report of the Company on Form 10-Q for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) and Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

2/12/03 —————————————— Date	/s/ Carl A. Florio ———————————————— Carl A. Florio Chief Executive Officer
2/12/03 —————————————— Date	/s/ Timothy E. Blow ———————————————— Timothy E. Blow Chief Financial Officer

