Form 10-K
period 2003-03-31
HUDSON RIVER BANCORP INC
filed 2003-06-30
CIK 1057007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

|X|

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

|_|

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24187

HUDSON RIVER BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1803212 (I.R.S. Employer Identification No.)

One Hudson City Centre, Hudson, New York (Address of principal executive offices)	12534 (Zip Code)

Registrant’s telephone number, including area code: (518) 828-4600

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicated by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
YES |X| NO |_|

The aggregate market value of the Registrant’s common stock held by non-affiliates as of September 30, 2002 was $301.4 million. As of June 20, 2003, there were issued and outstanding 15,168,013 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Annual Report to Shareholders for the fiscal year ended March 31, 2003.

Part III of Form 10-K - Portions of Proxy Statement for 2003 Annual Meeting of Shareholders.

PART I

Item 1.

Business

BUSINESS OF THE COMPANY

General

Hudson River Bancorp, Inc. (the “Company”), a Delaware corporation, was organized on March 5, 1998 at the direction of the Board of Directors of Hudson River Bank & Trust Company (the “Bank”) for the purpose of owning all of the outstanding capital stock of the Bank upon consummation of the Bank’s conversion from a mutual savings bank to a stock savings bank. The Company, as the sole stockholder of the Bank, is a savings and loan holding company regulated by the Office of Thrift Supervision (“OTS”).

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

Throughout this Annual Report on Form 10-K for the year ended March 31, 2003, references to the Company include both the Company and the Bank, unless otherwise noted. For additional information on the business of the Company, see page 14 of the Company’s Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

Market Area

The Company’s primary market area is comprised of 51 branches located in the Capital District area of New York State and consists principally of suburban and rural communities with service, wholesale/retail trade, government and manufacturing serving as the basis of the local economy. Service jobs represent the largest type of employment in the Company’s primary market area, with jobs in wholesale/retail trade accounting for the second largest employment sector.

Lending Activities

General. The Company primarily originates and retains fixed- and adjustable-rate residential mortgage loans, including home equity loans, secured by the borrower’s primary residence. Generally, the term of the loans originated ranges from 15 to 30 years. The Company also originates commercial real estate loans and commercial loans, and to a lesser extent, manufactured housing loans, financed insurance premiums and other consumer loans. In-market loan originations are generated by the Company’s marketing efforts, which include print, radio and television advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company’s present customers, walk-in customers and referrals from real estate agents, brokers and builders. The marketing for manufactured housing loans is conducted through Tammac Corporation with which the Company has an agreement relating to such loans. The marketing for financed insurance premiums is conducted through the Company’s premium finance subsidiary. See “Consumer Lending.” At March 31, 2003, the Company’s total loan portfolio totaled approximately $1.6 billion.

The types of loans that the Company may originate are subject to federal and state laws and regulations. Interest rates charged by the Company on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. These factors are in turn affected by, among other things, economic conditions, monetary policies of the Federal government, including the Federal Reserve Board (“FRB”), and tax policies. For a description of the Company’s lending portfolio, see page 18 of the Company’s 2003 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

The following table illustrates the contractual maturity of the Company’s construction, commercial real estate, and commercial loans at March 31, 2003. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not include the effects of possible prepayments or enforcement of due-on-sale clauses.

(In thousands)	Construction Loans	Commercial Real Estate Loans	Commercial Loans	Total

Amounts due:
1 year or less	$193	$24,547	$61,062	$85,802
After 1 year:
1 to 5 years	—	86,529	29,825	116,354
Over 5 years	21,422	299,528	22,018	342,968

Total due after one year	21,422	386,057	51,843	459,322

Total amount due	$21,615	$410,604	$112,905	$545,124

The following table sets forth the dollar amounts in the respective loan category at March 31, 2003 that are contractually due after March 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

	Due after March 31, 2004

(In thousands)	Fixed	Adjustable	Total

Construction loans	$21,422	$—	$21,422
Commercial real estate loans	168,415	217,642	386,057
Commercial loans	24,904	26,939	51,843

Total	$214,741	$244,581	$459,322

Residential Real Estate Lending

The Company’s residential real estate loans consist of primarily one-to-four family, owner-occupied mortgage loans, including home equity loans. At March 31, 2003, $968.9 million, or 58.8% of the Company’s total loans consisted of residential mortgage loans and home equity loans. The Company does not originate fixed-rate loans for terms longer than 30 years. The Company’s residential real estate loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.

The Company generally underwrites its fixed-rate residential mortgage loans using accepted secondary market standards. In underwriting residential mortgage loans, the Company evaluates, among other things, the borrower’s ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Company’s Board of Directors. The Company requires borrowers to obtain title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.

The Company currently offers adjustable-rate residential mortgage (“ARM”) loans with initial fixed rate periods from one to ten years. Subsequent to the initial fixed period the interest rate adjusts annually based on the change in the relevant United States Treasury index. These loans generally provide for up to a 2.0% periodic cap and a lifetime cap of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as the Company’s cost of funds.

Generally, the Company does not originate residential mortgage loans where the ratio of the loan amount to the value of the property securing the loan (i.e., the “loan-to-value” ratio) exceeds 95%, although on occasion, the Company may lend up to 97% of the value of the property securing the loan. If the loan-to-value ratio exceeds 80%, the Company generally requires that the borrower obtain private mortgage insurance in amounts intended to reduce the Company’s exposure to 80% or less of the lower of the appraised value or the purchase price of the property securing the loan.

The Company’s home equity loans and lines of credit are secured by a lien on the borrower’s residence and generally do not exceed $250,000. The Company uses the same underwriting standards for home equity loans as it uses for residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 80% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit either float, at a stated margin, with the prime rate or have fixed interest rates. Home equity lines of credit require interest and principal payments on the outstanding balance for the term of the loan. The terms of the Company’s home equity lines of credit are generally five years to ten years, with a payback period ranging from five to twenty years.

Commercial Real Estate Lending

The Company engages in commercial real estate lending secured primarily by apartment buildings, office buildings, motels, nursing homes and strip shopping centers located in the Company’s primary market area. At March 31, 2003, the Company had $410.6 million of commercial real estate loans, representing 24.9% of the Company’s total loan portfolio.

Commercial real estate loans have either fixed or adjustable rates and terms to maturity that do not exceed 25 years. The Company’s current lending guidelines generally require that the property securing a loan generate net cash flows of at least 125% of debt service after the payment of all operating expenses, excluding depreciation, and the loan-to-value ratio not exceed 75% on loans secured by such properties. Adjustable rate commercial real estate loans provide for interest at a margin over a designated index, often a designated prime rate, with periodic adjustments, generally at frequencies of up to five years. In underwriting commercial real estate loans, the Company analyzes the financial condition of the borrower, the borrower’s credit history, the reliability and predictability of the net income generated by the property securing the loan and the value of the property itself. The Company generally requires personal guarantees of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent fee appraisers approved by the Board of Directors.

Commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower’s ability to repay the loan may be impaired and the value of the property may be reduced.

Consumer Lending

The Company offers a variety of secured and unsecured consumer loans, including manufactured housing loans (loans secured by prefabricated or mobile homes which serve as the borrower’s dwelling), financed insurance premiums, lines of credit and loans secured by automobiles. Substantially all of the Company’s manufactured housing loans and financed insurance premium loans are originated outside the Company’s primary market area. The balance of the Company’s consumer loans is originated within the Company’s market area.

The underwriting standards employed by the Company for consumer loans other than financed insurance premiums generally include a determination of the applicant’s payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is the primary consideration, the underwriting process also includes a comparison of the value of the property securing the loan, if any, in relation to the proposed loan amount. For information regarding underwriting of financed insurance premiums, see “- Financed Insurance Premiums.”

Manufactured Housing Loans. In order to facilitate its origination of manufactured housing lending, the Company is party to an agreement with Tammac Corporation (“Tammac”), pursuant to which Tammac solicits manufactured housing loan applications on behalf of the Company. Under the agreement, the Company may refuse to accept for any reason any application referred to it by Tammac. Tammac provides certain collection services to the Company, which include, for any loan that is more than 30 days past due, attempting to cause the borrower to pay delinquent installments and to bring his or her delinquent loan payments up to date. Tammac also provides repossession and liquidation services, at the direction of the Company, for certain delinquent loans. Tammac is paid a fixed percentage of the amount financed by the borrower and does not receive additional compensation for collection, repossession, or any other services provided to the Company. Substantially all of the manufactured housing loans originated by the Company have been referred to it by Tammac.

Manufactured housing loans represent the largest component of the Company’s consumer loan portfolio. At March 31, 2003, the Company’s portfolio of manufactured housing loans totaled $60.6 million, or 3.7% of its total loan portfolio. The Company’s manufactured housing loans are typically originated at a higher rate than residential first mortgage loans, and generally have terms of up to 20 years. Historically, the Company’s manufactured housing loans have been made with both fixed and adjustable rates of interest. Currently, however, the Company originates only fixed-rate manufactured housing loans. The Company’s adjustable-rate manufactured housing loans typically have an interest rate of 4.0% above the one year United States Treasury index, adjusted annually, with a 2.0% maximum annual adjustment and a 16.0% interest rate cap. The initial interest rate represents the floor. Because the loan may be based on the cost of the manufactured housing as well as improvements and because manufactured housing may decline in value due to wear and tear following their initial sale, the value of the collateral securing a manufactured housing loan may be less than the loan balance. At the time of origination, inspections are made to substantiate current market values on all manufactured homes. The Company has purposely allowed the manufactured housing loan portfolio to decrease from its prior year balances as it attempts to de-emphasize this type of lending.

Financed Insurance Premiums. Another component of the Company’s consumer loan portfolio is financed insurance premiums. The Company conducts such lending through a general partnership known as Premium Payment Plan (“PPP”) in which Hudson City Associates, Inc., a wholly owned subsidiary of the Bank, holds a 65% ownership interest. The remaining 35% interest is held by F.G.O. Corporation, which is responsible for the marketing of PPP’s business. Hudson City Associates receives 65% of any profits but absorbs 100% of any losses of PPP. No profit distributions are made to F.G.O. Corporation until any past losses have been recouped. PPP is currently licensed to provide insurance premium financing in forty-one states, but does business primarily in New York, New Jersey and Pennsylvania. Management estimates that approximately 15% of premiums financed are for non-standard and sub-standard (assigned risk) personal automobile insurance and the remaining 85% are for various commercial lines of insurance. Interest rates charged on these loans are substantially higher than those charged on other types of loans. Terms on these loans are primarily for nine months.

The Company has experienced a relatively high level of delinquencies in its financed insurance premium portfolio resulting in higher charge-offs. The Company may continue to experience a high level of delinquencies and charge-offs in this class of loans due to the nature of this type of lending. The underwriting of these loans is generally not based upon the credit risk of the borrower. In the typical case, funds are advanced to the insurance company for the full amount of the premium upon receipt of a down payment from the insured. If the insured defaults on the loan, the Company sustains a loss to the extent the premium has been earned by (and is therefore unrecoverable from) the insurance company. The Company’s most significant exposure to loss occurs when the initial insurance premium quoted by an insurance broker, and used as the basis for the loan and the related down payment, is increased by the underwriting insurance company subsequent to making the loan. In these instances, if the borrower decides not to pay the increased premium amount, the Company is left with an insufficient down payment, relative to the increased premium, and little or no collateral in the way of insurance premiums refundable by the insurance company. Accordingly, writing financed insurance premiums through insurance brokers who accurately quote the initial insurance premium is critical to this type of lending. At March 31, 2003, the Company had $41.2 million of financed insurance premiums through PPP, representing 2.5% of the Company’s total loan portfolio.

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

Commercial Lending

At March 31, 2003, commercial loans comprised $112.9 million, or 6.8% of the Company’s total loan portfolio. Most of the Company’s commercial loans have been extended to finance local businesses and include primarily short-term loans to finance machinery and equipment purchases, inventory, and accounts receivable. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs, as well as mortgage warehouse lines of credit.

The terms of loans extended on machinery and equipment are based on the projected useful life of such machinery and equipment, generally not to exceed seven years. Lines of credit are available to borrowers and structured, dependent on the type of industry and required need, with either a 30 day clean-up requirement (i.e., the credit line has a zero balance), a formula based advance requirement and/or a minimum annual review and renewal process. All lines of credit are reviewed on an annual basis. In the event the borrower does not meet the approval requirements, the line of credit may be terminated and the outstanding balance may be converted into a fixed term loan. The Company has standby letters of credit outstanding which are offered at competitive rates and terms and are generally on a secured basis.

Unlike residential mortgage loans, commercial loans are typically made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent in part upon general economic conditions). The Company’s commercial loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

The Company’s commercial lending policy includes credit file documentation and analysis of the borrower’s background, capacity to repay the loan, the adequacy of the borrower’s capital and collateral as well as an evaluation of other conditions affecting the borrower. Analysis of the borrower’s past, present and future cash flows is also an important aspect of the Company’s current credit analysis. The Company generally obtains personal guarantees on its commercial loans. Nonetheless, such loans are believed to carry higher credit risk than real estate based lending.

The Company maintains a $20.0 million warehouse line of credit with Homestead Funding Corp. (“Homestead”), a mortgage company located in the Capital District area of New York. Homestead primarily originates residential real estate loans in the Company’s market area. The line of credit is secured by assignments of the underlying mortgages. At March 31, 2003, the Company had $16.6 million outstanding under these warehouse line of credit which are included in commercial loans. The Company also has an equity investment in Homestead as a strategic initiative. The line of credit to Homestead was made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization.

Asset Quality

Delinquency Procedures. When a borrower fails to make a required payment on a residential mortgage loan, the Company attempts to cure the deficiency by contacting the borrower. If the delinquency has not been cured within a reasonable period of time, foreclosure procedures may be commenced. If foreclosed, property collateralizing the loan is sold at a public sale and may be purchased by the Company. If the Company is in fact the successful bidder at the foreclosure sale, upon receipt of a deed to the property, the Company generally sells the property at the earliest possible date.

Collection efforts on consumer and commercial real estate loans are similar to efforts on residential mortgage loans. In the case of manufactured home loans, the Company’s agreement with Tammac requires Tammac to provide collection services on any loan that is more than 30 days past due. The Company also maintains periodic contact with commercial loan customers and monitors and reviews the borrowers’ financial statements and compliance with debt covenants on a regular basis.

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure or repossession are classified as Other Real Estate Owned (“OREO”) and Repossessed Property until sold. When property is classified as OREO and Repossessed Property, it is recorded at the lower of the recorded investment in the loan or fair value (net of disposition costs) at that date and any writedown resulting therefrom is charged to the allowance for loan losses. Subsequent writedowns are charged to operating expenses. Net expenses from OREO and repossessed properties are expensed as incurred. See the “Nonperforming Assets” table on page 21 of the Company’s 2003 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

Other Loans of Concern. As of March 31, 2003, there were $32.5 million of other loans not included in the category of nonperforming loans where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

Allowance for Loan Losses. At March 31, 2003, the Company had a total allowance for loan losses of $38.3 million, representing 2.32% of total loans and 189.95% of total nonperforming loans. See the “Loan Loss Experience” table on page 22 of the Company’s 2003 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

Allocation of the Allowance for Loan Losses

The following table sets forth the allocation of the allowance for loan losses by category as prepared by the Company. This allocation is based on management’s assessment as of a given point in time of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

	At March 31,

	2003		2002		2001		2000		1999

(Dollars in thousands)	Allowance For Loan Losses	Percent Of Loans In Each Category To Total Loans	Allowance For Loan Losses	Percent Of Loans In Each Category To Total Loans	Allowance For Loan Losses	Percent Of Loans In Each Category To Total Loans	Allowance For Loan Losses	Percent Of Loans In Each Category To Total Loans	Allowance For Loan Losses	Percent Of Loans In Each Category To Total Loans

Allocation of allowance for loan losses:
Residential real estate (1)	$11,254	60.1%	$11,316	64.2%	$5,937	59.5%	$5,015	60.8%	$2,989	51.7%
Commercial real estate	14,785	24.9	13,677	22.6	5,435	19.0	4,154	16.9	2,782	15.8
Manufactured housing loans	3,809	3.7	4,190	3.6	4,647	8.6	3,281	9.9	3,147	15.6
Commercial loans	3,882	6.8	3,320	5.7	1,707	6.9	811	4.5	871	5.0
Financed insurance premiums	2,523	2.5	2,480	1.6	1,733	4.3	2,263	6.3	2,332	10.0
Consumer loans	1,204	1.8	1,518	2.0	590	2.0	354	1.9	346	2.2
Unearned discount, net deferred loan origination fees and costs, and purchase accounting adjustments	—	0.2	—	0.3	—	(0.3)	—	(0.3)	—	(0.3)
Unallocated	819	—	71	—	2,276	—	3,730	—	1,829	—

Total	$38,276	100.0%	$36,572	100.0%	$22,325	100.0%	$19,608	100.0%	$14,296	100.0%

______________

(1)

Includes home equity and construction loans.

Investment Activities

The Company is authorized to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers’ acceptances, repurchase agreements and federal funds. Subject to various restrictions, the Company may also invest its assets in investment grade commercial paper, mortgage-backed securities, collateralized mortgage obligations (CMO’s), corporate debt securities and mutual funds whose assets conform to the investments that the Company is otherwise authorized to make directly. As of March 31, 2003, the Company did not hold any securities to one issuer which exceeded 10% of shareholders’ equity, excluding securities issued by U.S. Government agencies.

Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company’s need for liquidity, to fulfill the Company’s asset/liability management policies to achieve the proper balance between its desire to minimize risk and maximize yield, and, to a much lesser extent, to provide collateral for borrowings. See Note 3 of the Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

The following table sets forth information regarding the scheduled maturities, amortized cost, and weighted-average yields for the Company’s securities portfolio at March 31, 2003 by contractual maturity. The table does not take into consideration the effects of scheduled repayments or possible prepayments. Equity securities, which have no stated maturity, are shown as maturing in the “Over 10 years” category in the table below.

(Dollars in thousands)	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities

	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Fair Value

Securities Available for Sale:
U.S. Government and Agency securities	$501	5.26%	$118,517	2.79%	$3,000	3.05%	$1,502	6.74%	$123,520	2.85%	$124,248
Corporate debt securities	2,000	2.61	21,312	5.63	2,000	7.50	39,126	4.78	64,438	5.08	65,537
Tax-exempt securities	991	2.19	4,647	2.52	—	—	14,993	4.89	20,631	4.23	21,111
Collateralized mortgage obligations	—	—	—	—	18,862	4.31	64,913	4.01	83,775	4.08	83,858
Mortgage-backed securities	95	6.75	146	6.90	611	7.64	35,931	5.47	36,783	5.51	37,550
Equity securities	—	—	—	—	—	—	8,643	4.32	8,643	4.32	8,801
Other securities	419	2.81	—	—	—	—	—	—	419	2.81	419

Total Securities Available for Sale	$4,006	2.95%	$144,622	3.20%	$24,473	4.50%	$165,108	4.63%	$338,209	3.99%	$341,524

*

Yields are based upon the amortized cost of securities.

Sources of Funds

General. The Company’s primary sources of funds are deposits, amortization and prepayment of loan principal, sales, maturities, prepayments and calls of securities, short-term investments, and funds provided from operations and borrowings.

Deposits. The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company’s deposits consist of passbook and statement savings accounts, money market and N.O.W accounts, and time deposits generally ranging in terms from three months to five years. The Company only solicits deposits from its primary market area and does not have brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. At March 31, 2003, the Company’s deposits totaled $1.8 billion, of which $1.6 billion were interest-bearing deposits.

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

The following table indicates, as of March 31, 2003, the amount of the Company’s time deposits of $100,000 or more by time remaining until maturity.

	Maturity

(In thousands)	3 Months or Less	3 to 6 Months	6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$21,013	$20,175	$24,190	$31,390	$96,768

The Company obtains time deposits of $100,000 or more in the ordinary course of business, generally from customers with other loan or deposit relationships with the Company. The Company does not actively market or aggressively price these deposits. Rates offered by the Company on these deposits do not differ significantly from rates offered on time deposits less than $100,000. Generally rates are offered which reflect the overall customer relationship, not just the balance of time deposits. At March 31, 2003, time deposits of $100,000 or more represented 14.3% of total time deposits, down slightly from 15.4% at March 31, 2002. The total amount of time deposits of $100,000 or more is not considered by management to be a significant source of funding for the Company. Further, management does not view these deposits to be any more or less significant than all time deposits take as a whole when assessing its liquidity and interest rate risk positions.

Borrowings. Although deposits are the Company’s primary source of funds, the Company’s practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.

The Company’s borrowings historically have consisted principally of short-term advances and long-term borrowings from the FHLB of New York. Such advances and borrowings can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The Company currently maintains available lines of credit and is currently authorized to borrow up to $100.0 million on overnight lines of credit with the FHLB of New York. At March 31, 2003, the Company had outstanding $386.6 million of long-term borrowings from the FHLB of New York and no short-term advances. See Note 8 of the Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report to Shareholders incorporated herein by reference as Exhibit 13. The Company may increase its borrowings in order to fund the acquisition of additional securities or other assets in the future or as part of merger and acquisition activities.

Subsidiary Activities

Hudson City Associates, Inc. Hudson City Associates, Inc. (“HCAI”), a wholly owned subsidiary of the Bank, was incorporated in 1984 but remained inactive until 1990. In 1990, HCAI formed a partnership known as Premium Payment Plan (referred to herein as “PPP”), pursuant to which the Company provides premium financing for both certain lines of commercial insurance and non-standard and sub-standard personal automobile insurance.

Hudson City Centre, Inc. A wholly owned subsidiary of the Bank, Hudson City Centre, Inc. (“HCCI”), was organized in 1985 to facilitate the construction of the Bank’s main office building. During 2002, additional properties owned by the Company were transferred to this subsidiary to facilitate management of the properties.

Hudson River Mortgage Corporation. A wholly owned subsidiary of the Company, Hudson River Mortgage Corporation (“HRMC”) was organized in 1996 to broker mortgages to the Company and other financial institutions.

Hudson River Funding Corp. Hudson River Funding Corp. (“HRFC”) is a Real Estate Investment Trust formed in 1997 to enhance liquidity, portfolio yields and capital growth. HRFC holds earning assets consisting of residential mortgage loans, commercial real estate loans, home equity loans, and home improvement loans. Interest income earned on the assets held by HRFC, less expenses, is distributed to the Bank in the form of dividends.

C. W. Bostwick, Inc. C. W. Bostwick, Inc. (“Bostwick”) is a full-service insurance agency which provides access to more than 25 major carriers of personal, group and commercial insurance who offer insurance for life, home, property, personal liability, long-term care, disability and annuities for retirement to our customer base. The Company made an equity investment in Bostwick in September 1999. In January 2001, the Company exercised its option to acquire additional equity in Bostwick, and consequently, the Company became the majority shareholder of Bostwick and Bostwick became a consolidated subsidiary of the Company.

Hudson River Financial Management, Inc. Hudson River Financial Management, Inc. (“HRFS”) is a wholly-owned brokerage subsidiary of Hudson River Bank & Trust Company. It was acquired in April 2001 as a result of the acquisition of Cohoes Bancorp, Inc., parent company of Cohoes Savings Bank.

HRBT Services Corp. HRBT Services Corp. is a title insurance company which was incorporated in April 2001 and is a wholly owned subsidiary of Hudson River Bank & Trust Company.

Hudson River Commercial Bank. The Company established a commercial bank subsidiary, Hudson River Commercial Bank (“HRCB”), which began accepting municipal deposits in November 2002. HRCB is a subsidiary of the Bank.

Competition

The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage bankers making loans secured by real estate located in the Company’s primary market area. Other savings institutions, commercial banks, credit unions, and finance companies provide vigorous competition in consumer and commercial lending. The Company also faces strong competition in its efforts to provide insurance premium financing through PPP from a variety of other lenders, some of which have much greater assets and resources than the Company.

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

Employees

At March 31, 2003, the Company had 707 full-time equivalent employees. The Company’s employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Website Information

The Company makes available on its website: www.hudsonriverbank.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

The Company

General. The Company is subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended (“HOLA”), instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956, because the Bank has made an election under Section 10(l) of HOLA to be treated as a “savings association” for purposes of Section 10(e) of HOLA. As a result, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the New York State Banking Board (the “NYBB”) and the Securities and Exchange Commission (“SEC”). As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and other Bank affiliates.

Activities Restrictions. The Bank is presently the sole savings association subsidiary of the Company. There are generally no restrictions on the activities of a savings and loan holding company which has held only one subsidiary savings association since before May 4, 1999. If the savings association subsidiary of such a holding company fails to meet the qualified thrift lender (“QTL”) test, then the Company’s activities are restricted to those permissible for a multiple savings and loan holding company or a financial holding company. Unless the savings association requalifies as a QTL within one year thereafter, it shall register as, and become subject to the restrictions applicable to, a bank holding company.

Qualified Thrift Lender Test. A savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended.

The QTL test set forth in the HOLA requires that qualified thrift investments (“QTLs”) represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTLs are residential housing related assets. Small business loans, credit card loans, student loans and loans for personal, family and household purposes may be included without limitation as qualified investments. At March 31, 2003, the Bank’s assets invested in QTLs were in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

Limitations on Transactions with Affiliates. Transactions between FDIC insured institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a FDIC insured institution is any company or entity which controls, is controlled by or is under common control with the FDIC insured institution. The parent company of a insured FDIC institution (such as the Company) and any companies which are controlled by such parent company are affiliates of the insured FDIC institution. Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of such institution’s capital stock and surplus, and its covered transactions with all affiliates in the aggregate amount up to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or, at least as favorable, to the institution as those provided to a non-affiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.

Restrictions on Acquisitions. The Company may not acquire control of another savings association unless the OTS approves. The Company may not by acquired by a company, other than a bank holding company, unless the OTS approves, or by an individual unless the OTS does not object after receiving notice. The Company may not be acquired by a bank holding company unless the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approves. In any case, the public must have an opportunity to comment on the proposed acquisition, and the OTS or Federal Reserve must complete an application review. Without prior approval from the OTS, the Company may not acquire more than 5% of the voting stock of any savings association that is not one of its subsidiaries.

The Gramm-Leach-Bliley Act generally restricts any non-financial entity from acquiring the Company unless such non-financial entity was, or had submitted an application to become, a savings and loan holding company as of May 4, 1999. Since the Company was treated as a unitary savings and loan holding company prior to that date, the Company may engage in non-financial activities and acquire non-financial subsidiaries.

The Bank

General. The Bank is subject to extensive regulation and examination by the New York State Banking Department (“NYSBD”), as its chartering authority, and by the Federal Deposit Insurance Corporation (“FDIC”), as the insurer of its deposits and is subject to certain requirements established by the OTS as a result of the Company’s savings and loan holding company status. The federal and state laws and regulations which are applicable to banks and their holding companies regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. The Bank must file reports with the NYSBD and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the NYSBD and the FDIC to test the Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the NYSBD, the FDIC or as a result of the enactment of legislation, could have a material adverse impact on the Company, the Bank and their operations.

Capital Requirements. The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members (“non-members”) of the Federal Reserve System. See Note 9 of the Notes to Consolidated Financial Statements included in the Company’s 2003 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

Activities and Investments of New York-Chartered Savings Banks. The Bank derives its lending, investment and other authority primarily from the applicable provisions of New York State Banking Law and regulations, as limited by FDIC regulations and other federal laws and regulations. The New York laws and regulations authorize savings banks, including the Bank, to invest in real estate mortgages, consumer and commercial loans, certain types of debt securities, including certain corporate debt securities and obligations of federal, State and local governments and agencies, certain types of corporate equity securities up to specified limits and certain other assets. The lending powers of a New York chartered stock bank like this bank are not subject to percentage of asset limitations, although there are limits applicable to single borrowers. A savings bank may also, pursuant to the “leeway” authority, make investments not otherwise permitted under the New York State Banking Law. This authority permits investments in otherwise impermissible investments of up to 1% of the savings bank’s assets in any single investment, subject to certain restrictions and to an aggregate limit for all such investments of up to 5% of assets. Additionally, in lieu of investing in such securities in accordance with the reliance upon the specific investment authority set forth in the New York State Banking Law, savings banks are authorized to elect to invest under a “prudent person” standard in a wider range of debt and equity securities as compared to the types of investments permissible under such specific investment authority. However, in the event a savings bank elects to utilize the “prudent person” standard, it will be unable to avail itself of the other provisions of the New York State Banking Law and regulations which set forth specific investment authority. A New York chartered stock savings bank may also exercise trust powers upon approval of the NYSBD.

New York-chartered savings banks may invest in operating subsidiaries, which may engage in the same activities at the same locations as the parent bank. New York-chartered savings banks may also invest in subsidiaries under their service corporation investment power. A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities authorized by the NYBB. Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank’s assets, and such investments, together with the bank’s loans to its service corporations, may not exceed 10% of the savings bank’s assets.

With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit to a single borrower, the aggregate amount of which would be in excess of 15% of the bank’s equity. The Bank currently complies with all applicable loans-to-one-borrower limitations.

Activities and Investments of FDIC-Insured State-Chartered Banks. The activities and equity investments of FDIC-insured, state-chartered banks are generally limited to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. In addition, an FDIC-insured state-chartered bank may not directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements.

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

Prompt Corrective Action. Section 38 of the Federal Deposit Improvement Act provides the federal banking regulators with broad power to take “prompt corrective action” to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) “well-capitalized” if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well-capitalized,” (iii) “undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a “well-capitalized” institution as “adequately capitalized” and may require an “adequately capitalized” institution or an “undercapitalized” institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The federal banking regulator may not, however, reclassify a “significantly undercapitalized” institution as “critically undercapitalized.”

An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with its appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.

At March 31, 2003, the Bank had capital levels which qualified it as a “well-capitalized” institution.

FDIC Insurance Premiums. The Bank is a member of the Bank Insurance Fund (“BIF”) administered by the FDIC but has accounts insured by both the BIF and the Savings Association Insurance Fund (“SAIF”). The SAIF-insured accounts are held by the Bank as a result of certain acquisitions and branch purchases. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the insurance funds.

Community Investment and Consumer Protection Laws. In connection with its lending activities, the Bank is subject to a variety of federal laws designed to protect borrowers and promote lending to various sectors of the economy and population. Included among these are the federal Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Equal Credit Opportunity Act, Fair Credit Reporting Act and Community Reinvestment Act (“CRA”).

The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and help meet the credit needs of the community. The responsible federal banking regulator (in the case of the Bank, the FDIC) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of “outstanding,” “satisfactory,” “needs improvement” or “unsatisfactory.” The Bank’s current CRA rating is “satisfactory.” CRA ratings are taken into account when federal banking regulators review certain applications.

The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community (“NYCRA”), which are similar to those imposed by the CRA. Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the NYSBD. The NYCRA requires the NYSBD to make an annual written assessment of a bank’s compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public. The NYCRA also requires the NYSBD to consider a bank’s NYCRA rating when reviewing a bank’s application to engage in certain transactions. The Bank’s latest NYCRA rating received from the NYSBD was “satisfactory.”

Limitations on Dividends. The Company is a legal entity separate and distinct from the Bank. The Company’s principal source of revenue consists of dividends from the Bank. The payment of dividends by the Bank is subject to various regulatory requirements.

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

Federal Home Loan Bank (“FHLB”) System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that assist the home financing credit function of savings institutions. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank had $386.6 million of FHLB long-term borrowings at March 31, 2003.

As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater. At March 31, 2003, the Bank had approximately $19.3 million in FHLB stock, which resulted in its compliance with this requirement.

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

Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts, including N.O.W. and Super N.O.W. accounts) and non-personal time deposits. As of March 31, 2003, the Company was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution’s earning assets.

Recent Legislation

Under the Gramm-Leach-Bliley Act of 1999 (“GLB Act”), all financial institutions, including the Company and the Bank, are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access.

Under Title III of the USA PATRIOT Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions. Additional information-sharing among financial institutions, regulators, and law enforcement authorities is encouraged by the presence of an exemption from the privacy provisions of the GLB Act for financial institutions that comply with this provision and the authorization of the Secretary of the Treasury to adopt rules to further encourage cooperation and information-sharing. The effectiveness of a financial institution in combating money laundering activities is a factor to be considered in any application submitted by a financial institution.

The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information. The SEC has adopted or proposed several implementing rules, and the NASD has proposed corporate governance rules that have been presented to the SEC for review and approval. The proposed changes are intended to allow stockholders to monitor more effectively the performance of companies and management.

Effective August 29, 2002, as directed by section 302(a) of the Sarbanes-Oxley Act, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact. This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; that they have made certain disclosures to the Company’s auditors and audit committee of the board of directors about the Company’s internal controls; and that they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

Federal Taxation

General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending March 31 for filing its consolidated federal income tax returns. For further information about the Federal income tax consequences for the Company, see Note 13 of the Notes to Consolidated Financial Statements within the Company’s 2003 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

State and Local Taxation

New York State Taxation. The Company and the Bank report income on a combined basis utilizing the Company’s fiscal year. New York State Franchise Tax on banking corporations is currently imposed in an amount equal to the greater of (a) 8.0% of “entire net income” allocable to New York State (b) 3% of “alternative entire net income” allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications.

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

Name	Age	Position Held with the Bank

Carl A. Florio	54	President & Chief Executive Officer

Timothy E. Blow	36	Chief Financial Officer

Sidney D. Richter	63	Executive Vice President

James F. Mackerer	54	Senior Vice President

Michael J. Mackay	49	Senior Vice President

The business experience of each executive officer who is not also a Director of the Company is set forth below.

Carl A. Florio, CPA. Mr. Florio was appointed President & Chief Executive Officer in 1996. From 1991 to 1996, Mr. Florio served as the Company’s Chief Financial Officer. Prior to this appointment as Chief Financial Officer, Mr. Florio was a partner at the accounting firm of Pattison, Koskey, Rath & Florio.

Timothy E. Blow, CPA. Mr. Blow became Chief Financial Officer of the Company in May 1997. Prior to his appointment as Chief Financial Officer, Mr. Blow was a senior manager at the accounting firm of KPMG LLP. Mr. Blow also serves as a director of Hudson City Associates, Inc. and as Secretary and Treasurer of Hudson River Funding Corp., wholly owned subsidiaries of the Bank.

Sidney D. Richter. Appointed to Executive Vice President in 2000, Mr. Richter served as the Company’s Senior Vice President of Lending from 1993-2000. From 1990 to 1993, Mr. Richter served as the Company’s Vice President for Commercial Lending. Mr. Richter also serves as a director of each of the Bank’s wholly owned subsidiaries.

James F. Mackerer. Mr. Mackerer became Senior Vice President of Retail Banking of the Company in February 2001. Prior to his appointment to Senior Vice President, Mr. Mackerer was Vice President of Commercial Lending and has been with the Company since 1993.

Michael J. Mackay. Mr. Mackay became Senior Vice President of Operations of the Company in 2002. From 1995 to 2002, Mr. Mackay served as the Company’s Vice President of Loan Servicing.

Item 2.

Properties

The Company conducts its business at its main office and fifty other banking offices. The net book value of the Company’s premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2003 was $28.4 million. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Bank, subject to possible future expansion.

Item 3.

Legal Proceedings

The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, management, after consultation with counsel representing the Company in the proceedings, does not expect that the resolution of these proceedings will have a material effect on the Company’s financial condition or results of operations.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Registrant’s Common Equity and Related Shareholder Matters

The inside back cover of the attached 2003 Annual Report to Shareholders is herein incorporated by reference and attached hereto as Exhibit 13.

Item 6.

Selected Financial Data

Page 13 of the attached 2003 Annual Report to Shareholders is herein incorporated by reference and attached hereto as Exhibit 13.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pages 14 through 28 of the attached 2003 Annual Report to Shareholders are herein incorporated by reference and attached hereto as Exhibit 13.

Item 7a.

Quantitative and Qualitative Disclosures About Market Risk

Pages 23 through 24 of the attached 2003 Annual Report to Shareholders are herein incorporated by reference and attached hereto as Exhibit 13.

Item 8.

Financial Statements and Supplementary Data

The following information appearing in the Company’s Annual Report to Shareholders for the year ended March 31, 2003, is incorporated by reference in this Annual Report on Form 10-K and attached hereto as Exhibit 13.

Page in Annual Report

Independent Auditors’ Report	30
Consolidated Balance Sheets as of March 31, 2003 and 2002	31
Consolidated Income Statements for the Years Ended March 31, 2003, 2002 and 2001	32
Consolidated Statements of Changes in Shareholders’ Equity for Years Ended March 31, 2003, 2002 and 2001	33
Consolidated Statements of Cash Flows for Years Ended March 31, 2003, 2002 and 2001	34
Notes to Consolidated Financial Statements	35 to 56

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

With the exception of the aforementioned information, the Company’s Annual Report to Shareholders for the year ended March 31, 2003, is not deemed filed as part of this Annual Report on Form 10-K.

PART III

Item 10.

Directors and Executive Officers of the Registrant

Directors

Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information concerning Executive Officers of the Company is incorporated herein by reference from Part I, Item 1 of this Annual Report on Form 10-K.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11.

Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Information concerning compensation plans under which shares of Hudson River common stock may be issued is contained in Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated by reference herein.

Item 13.

Certain Relationships and Related Transactions

Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 14.

Controls and Procedures

(a)

Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the company’s senior management within the 90-day period preceding the filing date of this annual report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)

Changes in Internal Controls: There were no significant changes made in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation performed by the Company’s Chief Executive Officer and the Chief Financial Officer.

Item 15.

Principal Accountant Fees and Services

Information concerning Principal Accountant Fees and Services is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders to be held in 2003, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 16.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)

Financial Statements: See Part II – Item 8. Financed Statements and Supplementary Data.

(a)(2)

Not applicable.

(a)(3)

Exhibits: See subitem (c) of Item 15.

(b)

Current reports on Form 8-K: None

(c)

Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto

3(i)	Certificate of Incorporation	*
3(ii)	Bylaws	****
4	Instruments defining the rights of security holders, including debentures	*
10	Material Contracts
	Employment Agreement between Hudson River Bank & Trust Company and certain executive officers	*
	Employment Agreement between Hudson River Bancorp, Inc. and certain executive officers	*
	Change-In-Control Severance Agreement with certain officers of Hudson River Bank & Trust Company	*
	Hudson River Bank & Trust Company Employee Severance Compensation Plan	*
	Employee Stock Ownership Plan	*
10.1	Form of Retirement Plan of the Hudson River Bank and Trust Company	10.1
10.2	Form of Hudson River Bank & Trust Company 401(k) Savings Plan	10.2
	Benefit Restoration Plan	**
	1998 Stock Option and Incentive Plan	***
	1998 Recognition and Retention Plan	***
13	Annual Report to Shareholders	13
21	Subsidiaries of Registrant	21
23	Consent of Independent Auditors	23
99(i)	Certification of Carl A. Florio, President and CEO, pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	99.1
99(ii)	Certification of Timothy E. Blow, Chief Financial Officer, pursuant to section 906 of the Sarbanes-Oxley Act of 2002	99.2

______________

*

Filed as exhibits to the Company’s Form S-1 registration statement filed on March 9, 1998 (File No. 333-47605) under the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**

Filed as exhibits to the Company’s Pre-effective Amendment No. One to Form S-1 filed on May 1, 1998 (File No. 333-47605) under the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

***

Filed as exhibits to the Company’s Proxy Statement filed on November 13, 1998 in connection with the Company’s Special Meeting for Shareholders and hereby incorporated by reference.

****

Filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999 under the Securities and Exchange Act of 1934, filed with the SEC on June 28, 1999, and incorporated herein by reference in accordance with Item 601 of Regulation S-K. Amendments to the Company’s bylaws were filed as exhibits to the Company’s current report on Form 8-K filing on May 14, 2001, and incorporated herein by reference.

(b)

Financial Statement Schedules

All financial statement schedules are omitted since the required information is either not applicable, is immaterial or is included in the consolidated financial statements of the Company and notes thereto in the Annual Report.

(c)

Reports on Form 8-K

None

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

/s/ Carl A. Florio	/s/ William H. Jones

Carl A. Florio, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)	William H. Jones, Chairman of the Board

Date: June 26, 2003	Date: June 26, 2003

/s/ Ronald S. Tecler	/s/ Joseph W. Phelan

Ronald S. Tecler, Director	Joseph W. Phelan, Director

Date: June 26, 2003	Date: June 26, 2003

/s/ Marilyn A. Herrington	/s/ Richard P. Koskey

Marilyn A. Herrington, Director	Richard P. Koskey, Director

Date: June 26, 2003	Date: June 26, 2003

/s/ Anthony J. Mashuta	/s/ M. Bruce Cohen

Anthony J. Mashuta, Director	M. Bruce Cohen, Director

Date: June 26, 2003	Date: June 26, 2003

/s/ Harry L. Robinson	/s/ Timothy E. Blow

Harry L. Robinson, Director	Timothy E. Blow, Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 26, 2003	Date: June 26, 2003

CERTIFICATIONS

I, Carl A. Florio, certify that:

1.

I have reviewed this annual report on Form 10-K of Hudson River Bancorp, Inc;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003	/s/ Carl A. Florio

Carl A. Florio President and Chief Executive Officer

I, Timothy E. Blow, certify that:

1.

I have reviewed this annual report on Form 10-K of Hudson River Bancorp, Inc;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 26, 2003	/s/ Timothy E. Blow

Timothy E. Blow Chief Financial Officer