Form 10-Q
period 2003-06-30
HUDSON RIVER BANCORP INC
filed 2003-08-13
CIK 1057007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

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

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] YES     [   ] NO

               As of August 1, 2003 there were issued and outstanding 15,148,195 shares of the Registrant's Common Stock.

Next Page

FORM 10-Q
HUDSON RIVER BANCORP, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements (unaudited)

Consolidated Balance Sheets at June 30, 2003 and March 31, 2003

Consolidated Income Statements for the three months ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows for the three months ended June 30, 2003 and 2002

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

EXHIBIT INDEX

SIGNATURE PAGE

i
Next Page

Item 1. Financial Statements
Hudson River Bancorp, Inc.
Consolidated Balance Sheets
(unaudited)

(In thousands, except share and per share data)	June 30, 2003	March 31, 2003

Assets
Cash and due from banks	$ 71,234	$ 64,869
Federal funds sold	260,200	303,300
Cash and cash equivalents	331,434	368,169

Securities available for sale, at fair value	427,401	341,524
Federal Home Loan Bank of New York (FHLB) stock, at cost	19,297	19,332

Loans	1,649,933	1,649,086
Allowance for loan losses	(38,854)	(38,276)
Net loans	1,611,079	1,610,810

Accrued interest receivable	9,257	9,634
Premises and equipment, net	28,118	28,447
Other real estate owned (OREO) and repossessed property	924	834
Goodwill	65,304	65,304
Other intangible assets, net	5,752	6,021
Other assets	39,285	44,837
Total assets	$2,537,851	$2,494,912

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Savings	$ 595,132	$ 577,259
N.O.W. and money market	357,404	353,257
Time deposits	664,357	677,605
Noninterest-bearing	214,472	190,252
Total deposits	1,831,365	1,798,373

Securities sold under agreements to repurchase	17,361	18,357
Long-term FHLB borrowings	385,867	386,628
Mortgagors' escrow deposits	12,145	6,306
Other liabilities	26,690	27,005
Total liabilities	2,273,428	2,236,669

Shareholders' Equity:
Preferred stock, $.01 par value, Authorized 5,000,000 shares	-	-
Common stock, $.01 par value, Authorized 40,000,000 shares;
Issued 17,853,750 shares	179	179
Additional paid-in capital	177,581	177,467
Unallocated common stock held by ESOP	(11,128)	(11,128)
Unvested restricted stock awards	(3,719)	(3,495)
Treasury stock, at cost
(2,682,809 and 2,684,621 shares)	(29,585)	(29,399)
Retained earnings, substantially restricted	128,419	122,630
Accumulated other comprehensive income	2,676	1,989
Total shareholders' equity	264,423	258,243
Total liabilities and shareholders' equity	$2,537,851	$2,494,912

See accompanying notes to unaudited consolidated interim financial statements.

Next Page

Hudson River Bancorp, Inc.
Consolidated Income Statements
(unaudited)

	For the Three Months Ended June 30,
(In thousands, except per share data)	2003	2002
Interest income:
Loans, including fees	$28,998	$35,537
Securities available for sale	3,511	3,020
Federal funds sold	945	858
Federal Home Loan Bank of New York stock	275	236
Total interest income	33,729	39,651

Interest expense:
Deposits	7,380	10,539
Securities sold under agreements to repurchase	50	89
Long-term FHLB borrowings	4,555	5,048
Total interest expense	11,985	15,676
Net interest income	21,744	23,975
Provision for loan losses	1,200	1,500
Net interest income after
provision for loan losses	20,544	22,475

Other operating income:
Service charges on deposit accounts	2,068	1,528
Net securities transactions	47	-
Insurance commissions	1,210	1,132
Trust and investment services income	253	123
Other income	1,946	755
Total other operating income	5,524	3,538

Other operating expenses:
Compensation and benefits	7,617	7,792
Occupancy and equipment	2,635	3,514
OREO and repossessed property	136	(154)
Advertising	345	366
Legal and other professional fees	682	490
Other intangible assets amortization	269	332
Other expenses	2,557	2,970
Total other operating expenses	14,241	15,310

Income before tax expense	11,827	10,703
Tax expense	4,173	4,262
Net income	$ 7,654	$ 6,441

Basic earnings per share	$ 0.55	$ 0.46

Diluted earnings per share	$ 0.53	$ 0.45

See accompanying notes to unaudited consolidated interim financial statements.

Next Page

Hudson River Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended June 30,
(In thousands)	2003	2002
Cash flows from operating activities:
Net income	$ 7,654	$ 6,441
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	981	1,338
Other intangible assets amortization	269	332
Provision for loan losses	1,200	1,500
Amortization of restricted stock awards	183	186
Net securities transactions	(47)	-
Adjustments of OREO and repossessed property to fair value	150	225
Net gain on sales of OREO and repossessed property	(350)	(804)
Net loss on sales and disposals of premises and equipment	80	39
Net decrease in accrued interest receivable	377	493
Net decrease in other assets	5,094	4,422
Net decrease in other liabilities	(315)	(5,995)
Net cash provided by operating activities	15,276	8,177

Cash flows from investing activities:
Proceeds from sales of securities available for sale	73	-
Proceeds from maturities, calls and paydowns of securities available for sale	64,300	13,607
Purchase of securities available for sale	(149,058)	-
Purchase of FHLB stock	-	(986)
Redemption of FHLB stock	35	301
Net loans (made to) repaid by customers	(1,998)	21,645
Proceeds from sales of and payments received on OREO
and repossessed property	639	1,317
Surrender of bank-owned life insurance	-	10,520
Purchases of premises and equipment	(732)	(527)
Net cash (used in) provided by investing activities	(86,741)	45,877

Cash flows from financing activities:
Net increase in deposits	32,992	10,904
Net (decrease) increase in securities sold under agreements to repurchase	(996)	2,023
Issuance of long-term FHLB borrowings	-	75,000
Repayments of long-term FHLB borrowings	(761)	(86,105)
Net increase in mortgagors' escrow deposits	5,839	6,299
Net proceeds from exercises of stock options	120	81
Dividends paid	(1,865)	(1,426)
Purchases of treasury stock	(599)	(176)
Net cash provided by financing activities	34,730	6,600
Net (decrease) increase in cash and cash equivalents	(36,735)	60,654
Cash and cash equivalents at beginning of period	368,169	220,497
Cash and cash equivalents at end of period	$331,434	$281,151

Supplemental cash flow information:
Interest paid	$ 12,159	$ 16,056
Income taxes paid	$ 391	$ 227
Supplemental disclosures of non-cash investing and financing activities:
Loans transferred to OREO and repossessed property	$ 529	$ 559
Adjustment of securities available for sale to fair value, net of tax	$ 687	$ 2,536

See accompanying notes to unaudited consolidated interim financial statements.

Next Page

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

               1.         The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2003. Operating results for the three month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

               2.         Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income for the three month periods ended June 30, 2003 and 2002 was $8.3 million and $9.0 million, respectively.

               3.         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred. Related costs are capitalized as part of the carrying amounts of the assets to be retired and amortized over the assets' useful lives. The Company adopted SFAS No. 143 as of April 1, 2003. There was no material impact on the Company's consolidated financial statements as a result of adoption of SFAS No. 143.

               In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated. The interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns. It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The provisions of FIN No. 46 are not expected to have a material impact on the Company's consolidated financial statements.

              4.         The Company has a stock option plan for officers and directors and has adopted the disclosure only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition - and Disclosure". The Company applies APB Opinion No. 25 and related Interpretations in accounting for its Stock Option Plan. For fixed stock option awards, compensation expense is not recognized for awards to employees and directors since the exercise price of the option is equal to the fair value of the underlying stock at the grant date. SFAS No. 123 requires companies not using a fair value based method of accounting for stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied. The pro forma effects of stock-based compensation arrangements are based on the estimated grant date fair value of stock options that are expected to vest calculated pursuant to the provisions of SFAS No. 123. Pro forma compensation expense, net of applicable income tax effect, is recognized over the vesting period.

Next Page

Hudson River Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
(continued)

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended June 30, 2003 and 2002: dividend yield of 2.16% and 1.69%; expected volatility of 30.07% and 44.07%; risk-free interest rates of 2.19% and 5.12%; and expected lives of 3 and 5 years, respectively. The weighted-average fair value at the grant date for the options granted during the three months ended June 30, 2003 and 2002 was $4.64 and $9.39, respectively.

               Pro forma disclosures for the Company for the three months ended June 30, 2003 and 2002 utilizing the estimated fair value of all options granted since plan inception and an assumed 5% forfeiture rate (adjusted for actual forfeitures) are as follows:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2003	2002
Net income:
As reported	$7,654	$6,441
Add: Stock-based compensation expense related
to restricted stock awards, included in reported
net income, net of related tax effects	110	111
Deduct: Pro forma stock-based compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(278)	(290)
Pro forma	$7,486	$6,262

Basic earnings per share:
As reported	$0.55	$0.46
Pro forma	0.53	0.45
Diluted earnings per share:
As reported	0.53	0.45
Pro forma	0.52	0.44

               Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model, in management's opinion, does not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the three months ended June 30, 2003 and 2002 may not be representative of the pro forma effects on reported net income or earnings per share for future periods.

               5.         The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month periods ended June 30, 2003 and 2002. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period using the treasury stock method. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

Next Page

Hudson River Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
(continued)

	For the Three Months Ended June 30,

(In thousands, except for share and per share data)	2003	2002

Net income	$ 7,654	$ 6,441

Weighted average common shares outstanding	13,997,559	13,857,462
Dilutive effect of potential common shares outstanding:
Stock options	306,660	335,217
Restricted stock awards	108,282	135,917

Weighted average common shares and potential
common shares outstanding	14,412,501	14,328,596

Earnings per share amounts:
Basic earnings per share	$ 0.55	$ 0.46

Diluted earnings per share	$ 0.53	$ 0.45

              6.         In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN No. 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34". FIN No. 45 requires certain new disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope. Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.

               The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under the standby letters of credit totaled $13.0 million at June 30, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. The fair value of the Company's standby letters of credit at June 30, 2003 was insignificant.

Next Page

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

              The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and its subsidiaries, Hudson River Bank & Trust Company (the "Bank") and C. W. Bostwick, Inc. ("Bostwick") (combined, the "Company"), during the three months ended June 30, 2003, with comparisons to 2002 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2003 Annual Report on Form 10-K, should be read in conjunction with this review. Amounts in prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

               The Company's primary market area, with 51 full-service branches as of June 30, 2003, is the Capital District region of New York State. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest income earned on its assets and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income of the Company is also affected by provisions for loan losses and other operating income, such as fees on deposit related services and insurance commissions; it is also impacted by other operating expenses, such as compensation and benefits, occupancy and equipment expenses, and federal and state income taxes.

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

OVERVIEW

               The Company earned net income for the three months ended June 30, 2003 of $7.7 million, or $0.53 diluted earnings per share, up $1.2 million from the $6.4 million, or $0.45 diluted earnings per share, earned during the three months ended June 30, 2002. The increase was a result of higher other operating income, lower other operating expenses, lower provision for loan losses and lower tax expense, partially offset by a decrease in net interest income. For the three months ended June 30, 2003, the Company's return on average assets was 1.23%, up from 1.04% for the same period in 2002. The Company's return on average equity for the three months ended June 30, 2003 was 11.71%, up from 10.92% in 2002. The Company's return on average tangible equity for the three months ended June 30, 2003 was 16.06%, up from 15.73% for the same period in 2002. See Table A, "Financial Highlights".

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

Earning Assets

               Total average earning assets were $2.3 billion for the three months ended June 30, 2003 and 2002. Interest income for the three months ended June 30, 2003 was $33.7 million, down $5.9 million from the same period in 2002. Lower yields on earning assets was the primary reason for the decrease, coupled with the prepayment of higher yielding loans with the proceeds being reinvested in lower yielding Federal funds sold and securities available for sale. The yield on earning assets declined from 6.84% for the three months ended June 30, 2002 to 5.80% for the same period in 2003. The decline in the yield on earning assets was primarily due to the declining rate environment in the marketplace and the larger amount of lower yielding Federal funds sold on average held during the quarter. Earning assets were $2.4 billion and $2.3 billion at June 30, 2003 and March 31, 2003, respectively.

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Loans

               The average balance of loans decreased to $1.6 billion for the three months ended June 30, 2003, down $256.8 million from the $1.9 billion average for the same period in the prior year. The yield on loans for the quarter decreased 40 basis points, from 7.54% in 2002 to 7.14% in 2003. The decrease in both balance and yield is attributed to the impact of a decrease in market interest rates during the past twelve months which has resulted in an increase in prepayments of higher rate loans, and the addition of new loans, generally originated at lower rates relative to the Company's loan portfolio. Interest income on loans for the three months ended June 30, 2003 decreased to $29.0 million from $35.5 million for the same period in 2002. The decrease in average balances for the quarter resulted in a $4.7 million decrease in interest income earned on loans. Additionally, lower rates resulted in a $1.8 million decrease in interest income earned for the quarter ended June 30, 2003 from the same period in the prior year.

               Total loans were $1.6 billion at both June 30, 2003 and March 31, 2003. Loans secured by commercial real estate increased from $410.6 million, or 24.9% of total loans at March 31, 2003, to $419.4 million, or 25.4% of total loans at June 30, 2003. Commercial loans increased to $125.8 million at June 30, 2003, up $12.9 million from the $112.9 million at March 31, 2003. Financed insurance premiums increased $3.7 million to $44.9 million at June 30, 2003 from $41.2 million at March 31, 2003. These increases were offset by a decrease of $19.7 million in loans secured by residential real estate to $949.2 million at June 30, 2003, a decrease of $2.2 million in consumer loans to $26.9 million at June 30, 2003, and a decrease of $2.0 million in manufactured housing loans to $58.6 million at June 30, 2003. Management intends to continue to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. Prepayments as a result of the lower rate environment of other loan types, particularly in residential loans, also reduced loans during the three months ended June 30, 2003. Management expects the prepayment trend to continue as long as rates remain at these historically low levels. While the Company does retain many refinanced mortgages, borrowers may refinance at other institutions if the Company's loan rates are not as low as the then current market. Many lenders in the Company's market area have been and continue to be very aggressive in pricing residential and commercial real estate loans. See Table D, "Loan Portfolio Analysis".

Securities

               The average balance of securities available for sale ("securities") increased $172.3 million to $388.5 million for the three months ended June 30, 2003, up from $216.2 million for the three months ended June 30, 2002. This increase is attributed primarily to the reinvestment of Federal funds sold into securities. Interest income earned on securities was $3.5 million for the three months ended June 30, 2003, up $491 thousand from the $3.0 million earned in the three months ended June 30, 2002. The increase in average balances for the quarter resulted in a $1.8 million increase in interest income earned on securities that was partially offset by a $1.3 million decrease in interest income earned due to lower rates. The yield on securities decreased 197 basis points to 3.63% for the three months ended June 30, 2003 from 5.60% for the three months ended June 30, 2002.

              Securities at June 30, 2003 were $427.4 million, up $85.9 million from the $341.5 million the Company held as of March 31, 2003. The increase was due to the aforementioned reinvestment of Federal funds sold into securities, offset slightly by sales, maturities, calls and paydowns of securities. Management anticipates further increases in securities as the level of Federal funds sold is reduced and reinvested.

Federal Funds Sold

              The average balance of Federal funds sold of $298.8 million for the three months ended June 30, 2003 generated $945 thousand in interest income for the quarter. The average balance was up $104.8 million from the $194.0 million reported for the three months ended June 30, 2002, and resulted in a $376 thousand increase in interest earned due to higher average balances, partially offset by a decrease of $289 thousand due to lower rates. The increase in the average balance of Federal funds sold is a result of loan prepayments, offset by purchases of securities. At June 30, 2003, Federal funds sold amounted to $260.2 million, down $43.1 million from the $303.3 million at March 31, 2003. The Company is currently utilizing Federal funds for short-term liquidity. As noted above, the balance of Federal funds should continue to decrease as management redeploys some Federal funds sold into higher yielding securities and as loan demand increases and prepayment activity declines.

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Funding Sources

               The Company utilizes traditional deposit products such as time, savings, and N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. Interest-bearing liabilities at June 30, 2003 and March 31, 2003 were $2.0 billion. The average balance of interest-bearing liabilities decreased $29.2 million to $2.0 billion for the three months ended June 30, 2003 from $2.1 billion for the three months ended June 30, 2002. The decrease in average balances is attributed to calls, maturities and scheduled repayments of long-term FHLB borrowings and the decline of the Company's time deposit balances, offset mostly by increases in the average balances of savings and N.O.W. and money market accounts. Interest expense for the three months ended June 30, 2003 was $12.0 million, down $3.7 million from the same period in 2002. The decrease in volume, and a decline in the average rate paid from 3.06% to 2.38%, resulted in the overall decrease in interest expense for the three month period.

Deposits

               The average balance of savings accounts increased $71.8 million to $587.0 million for the three months ended June 30, 2003, up from $515.1 million for the same period in 2002. Average rates paid on savings accounts declined from 2.07% for the three months ended June 30, 2002 to 1.34% for the three months ended June 30, 2003. The fluctuation in average balance can be primarily attributed to depositors placing money in liquid accounts due to the low rates offered on time deposit accounts and anxieties with the stock market. The decrease in rates paid on savings accounts is attributed to the decrease in market rates over the past twelve months. Interest expense on savings accounts decreased from $2.7 million for the quarter ended June 30, 2002 to $2.0 million for the quarter ended June 30, 2003. The increase in interest expense as a result of the increase in the average balance of savings accounts was more than offset by a decrease in interest expense due to the decline in the rates paid on these deposits.

               Interest expense on N.O.W. and money market accounts decreased from $1.0 million for the three months ended June 30, 2002 to $838 thousand for the same period in 2003. The average balance of N.O.W. and money market accounts increased to $358.9 million in 2003 from $293.3 million for the three month period ended June 30, 2002. The impact of higher average balances on interest expense was more than offset by the decline in rates paid on N.O.W. and money market accounts. Average rates paid declined from 1.42% for the three months ended June 30, 2002, to 0.94% for 2003 due to lower market interest rates.

               The average balance of time deposits decreased from $780.6 million for the three months ended June 30, 2002 to $668.8 million for the three months ended June 30, 2003. Interest expense on time deposits decreased $2.2 million for the three months ended June 30, 2003 from the comparable period in 2002. Average rates paid on time deposits of 2.72% for the three months ended June 30, 2003 were down from 3.48% in 2002. The combined effect of lower rates paid and lower average balances resulted in the decrease in interest expense in 2003.

              Total deposits were $1.8 billion at both June 30, 2003 and March 31, 2003. Noninterest-bearing deposits increased from $190.3 million at March 31, 2003 to $214.5 million at June 30, 2003. Increases were generally the result of the Company's continued focus on commercial services, including commercial deposits, and general economic conditions which resulted in more customers moving funds from time deposits to demand accounts and other savings products.

Short-term FHLB Advances and Long-term FHLB Borrowings

              The Company had no short-term FHLB advances during the quarters ended June 30, 2003 and 2002. The average balance of long-term FHLB borrowings was $386.1 million for the three months ended June 30, 2003, a decrease of $49.0 million from the $435.1 million during the three months ended June 30, 2002. The decrease in this category was primarily attributed to the calls, maturities and scheduled repayment of borrowings.

               There were no short-term FHLB advances at June 30, 2003 or March 31, 2003. Long-term FHLB borrowings were $385.9 million at June 30, 2003, down from $386.6 million at March 31, 2003. The decrease in this category as mentioned previously, was primarily attributed to the calls and repayments of borrowings. The interest rates on the long-term borrowings are generally fixed with maturities ranging up to nine years, with call options ranging from one month to three years.

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Net Interest Income

               Net interest income for the three months ended June 30, 2003 was $21.7 million, down from $24.0 million for the three months ended June 30, 2002. The decrease was the result of a decline in the average balance of loans and lower rates earned on average earning assets, offset in part by lower balances of time deposit accounts and long-term FHLB borrowings as well as lower rates paid on interest-bearing liabilities. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended June 30, 2003 was 3.74%, down from 4.14% for the three months ended June 30, 2002. The Company expects that its interest rate margin will continue to be pressured in the near future due to the Company's asset sensitivity, current market interest rates, and its mix of assets and liabilities. See Table B, "Average Balances, Interest and Yields" and Table C, "Volume and Rate Analysis".

Noninterest Sensitive Assets and Liabilities

              Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill, other intangible assets, and other assets. Total noninterest sensitive assets amounted to $148.6 million at June 30, 2003, down $6.4 million from the March 31, 2003 level. This decrease can be attributed to depreciation and amortization on fixed assets and other intangible assets; a decrease in accrued interest receivable due to a decline in the loan portfolio and average rates during the period; and a $5.0 million decrease in the level of the Company's net taxes receivable primarily due to the fluctuation in timing and amount of income tax payments made.

               Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities. Noninterest-bearing deposits increased from $190.3 million at March 31, 2003 to $214.5 million at June 30, 2003. This increase is a result of the growth in the Company's commercial accounts, which are generally noninterest-bearing. There were no significant changes in the level of other liabilities during the three months ended June 30, 2003.

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

               Total nonperforming assets were $22.9 million at June 30, 2003 and represented 0.90% of total assets at June 30, 2003, up slightly from 0.84% at March 31, 2003. Nonperforming loans at June 30, 2003 increased $1.9 million from March 31, 2003. This increase is primarily a function of increases of commercial real estate and residential real estate nonaccruals of $2.0 million and $271 thousand, respectively, partially offset by decreases of $254 thousand and $156 thousand in manufactured housing and consumer loan nonaccruals, respectively. The increase in commercial real estate nonaccruals is primarily attributed to one commercial customer with loans totaling $2.0 million, which became greater than 90 days past due during the first fiscal quarter. The loan was considered in the evaluation of the level of the allowance for loan losses. Management believes that the Company maintains adequate reserves for anticipated losses relative to this loan.

               As of June 30, 2003, there were $37.1 million of other loans not included in the category of nonperfoming loans where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Allowance and Provision for Loan Losses

               The allowance for loan losses at June 30, 2003 was $38.9 million, up from $38.3 million at March 31, 2003. The allowance as a percentage of nonperforming loans decreased from 190.0% at March 31, 2003 to 176.5% at June 30, 2003. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio and growth in the loan portfolio. Increases in adversely rated and nonaccrual commercial and commercial real estate loans during the quarter ended June 30, 2003 resulted in higher reserves allocated to these loan categories by management. Decreases in the outstanding balances of residential loans, manufactured housing loans, and consumer loans resulted in reduced amounts of general reserves allocated to these loan types. The increase in outstanding finance insurance premiums resulted in higher amounts of allowance allocated to financed insurance premiums. As a result of management's evaluation of current economic trends, and the ultimate impact on the repayment ability of the Company's customers, the unallocated portion of the allowance for loan losses declined slightly during the three months ended June 30, 2003. At June 30, 2003, the balance of the allowance for loan losses is management's best estimate of probable loan losses existing in the loan portfolio. Net charge-offs for the three months ended June 30, 2003 were $622 thousand, down from $702 thousand for the same period in 2002.

               As a result of management's analysis of the risk characteristics of the loan portfolio, as well as the trends and levels of nonperforming and other delinquent loans and general economic uncertainty, a provision for loan losses of $1.2 million and $1.5 million for the three months ended June 30, 2003 and 2002, respectively, was recorded. The provision as a percentage of average loans declined from 0.32% for the three months ended June 30, 2002 to 0.30% in 2003. The decline is primarily a result of the decrease in the provision charged to operations. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. Net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area, nonperforming loan balances and loan portfolio growth are the primary factors which are considered in determining the level of the Company's allowance and provision for loan losses. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience".

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

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

               Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive as of June 30, 2003. As a result, rising interest rates projected over a 12 month horizon would have a positive impact on net interest income; conversely, falling interest rates would have a negative impact on net interest income. The Company's interest rate sensitivity has not significantly changed since March 31, 2003. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income. The Company's purchases of securities, retention or sale of fixed rate loan products, utilization of longer term borrowings, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

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

              The Company's cash inflows result primarily from loan repayments; sales, maturities, principal payments, and calls of securities; new deposits; and borrowings from the Federal Home Loan Bank of New York. The Company's cash outflows consist of new loan originations; security purchases; deposit withdrawals; repayments of borrowings; operating expenses; and treasury stock purchases. Net cash outflows from investing activities, primarily consisting of purchases of securities offset by maturities and calls of securities, were $86.7 million in the three months ended June 30, 2003, as compared to $45.9 million of net cash inflows from investing activities for the same period in 2002, primarily from loan repayments and maturities and calls of securities. Net cash provided by financing activities, primarily consisting of increases in deposits was $34.7 million in 2003. In 2002, financing activities provided net cash amounting to $6.6 million. Repayment of long-term FHLB borrowings impacted cash flows from financing activities for the three months ended June 30, 2002. Management closely monitors the timing of cash inflows and outflows although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

               Management prepares monthly calculations of both short-term and long-term liquidity. The Company defines short-term liquidity as the ability to meet its cash requirements over a 30-day period. Factors considered in assessing short-term liquidity are maturities of long-term borrowings and time deposits, repayment of short-term borrowings, funding of outstanding loan commitments, and estimated customer deposit withdrawals; offset by short-term investments held by the Company, estimated loan repayments by customers and estimated cash flows from securities available for sale. Long-term liquidity includes all of the factors used in short-term liquidity, as well as additional cash flows from the sale of securities available for sale and funds available from outstanding borrowing lines of credit and other funding sources. The excess of the estimated sources of funds in the short-term or long-term over the estimated uses of funds over the same time periods represents the Company's liquidity. As a result of the level of the Company's Federal funds sold as of June 30, 2003, and continued expectations of customer loan repayments, the Company's short-term and long-term liquidity ratios are higher than the required levels outlined in the Company's liquidity policy.

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

CAPITAL RESOURCES

              Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a "well-capitalized" institution in accordance with regulatory standards. Total equity was $264.4 million at June 30, 2003 or 10.42% of total assets on that date. As of March 31, 2003, total equity was $258.2 million or 10.35% of total assets. Ratios of tangible equity to tangible assets were 7.84% and 7.71% as of June 30, 2003 and March 31, 2003, respectively. As of June 30, 2003, the Company and the Bank exceeded all of its regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES

               Total other operating income was $5.5 million for the three months ended June 30, 2003, up from the $3.5 million earned for the same period in 2002. Other operating income is composed primarily of service charges on deposit accounts, insurance commissions, trust and investment services income, and other income. Income from service charges on deposit accounts increased from $1.5 million in 2002 to $2.1 million in 2003, primarily as a result of an increase in the number of core deposit accounts as well as an increase in debit card fee income.

              Income from insurance commissions from the Company's insurance agency subsidiary (Bostwick) increased $78 thousand to $1.2 million for the quarter ended June 30, 2003 from the $1.1 million earned for the same period in 2002. Income from trust and investment services was $253 thousand for the quarter ended June 30, 2003, up $130 thousand from 2002.

               Other income was $1.9 million for the three months ended June 30, 2003, as compared to $728 thousand for the same period in 2002. This increase is primarily the result of an increase in earnings from the Company's investment in Homestead Funding, a mortgage banking company, as well as higher broker fees realized from the Company's own mortgage brokerage subsidiary. Additionally, the Company realized an increase in fee income associated with residential mortgage refinances. Should refinance activity decline, the Company's fee income could be adversely impacted.

               Total other operating expenses were $14.2 million for the three months ended June 30, 2003, down $1.1 million from the same period in 2002. This decrease was due to lower expenses in occupancy and equipment and other expenses, partially offset by an increase in ORE and repossessed property expenses and legal and other professional fees.

              Occupancy and equipment expense for the three months ended June 30, 2003 was $2.6 million, down $879 thousand from the $3.5 million for the same period in the prior year. These expenses were lower primarily due to reductions in costs associated with the acquisition of Ambanc Holding Co., Inc. ("Ambanc") in March 2002.

               ORE and repossessed property expenses were $136 thousand for the three months ended June 30, 2003, up $290 thousand from 2002. The increase is primarily due to larger gains on sale of these properties in 2002, which resulted in lower net expenses during that period.

               Legal and other professional fees increased from $490 thousand during the three months ended June 30, 2002 to $682 thousand during the same period in 2003. The increase can be attributed to the growth of the Company, as well as consultants utilized by the Company to assist in certain cost saving initiatives.

               Other expenses were $2.6 million for the three months ended June 30, 2003, down from $3.0 million during the same period in 2002. The decrease in 2003 from 2002 can be generally attributed to the reduction of merger related expenses incurred in 2002 from the acquisition of Ambanc.

TAX EXPENSE

               Tax expense decreased from $4.3 million for the three months ended June 30, 2002 to $4.2 million for the comparable period in 2003. The decrease is primarily the result of a reduction in the Company's effective tax rate from the Company implementing certain tax reduction strategies.

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

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

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

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table A. Financial Highlights

	At or For the Three Months Ended June 30,		At or For the Years Ended March 31,
	2003	2002	2003	2002
Financial Ratios
Basic earnings per share	$0.55	$0.46	$2.01	$1.42
Diluted earnings per share	0.53	0.45	1.95	1.38
Return on average assets(1)	1.23%	1.04%	1.12%	1.03%
Return on average equity(1)	11.71	10.92	11.33	8.68
Return on average tangible equity(1)	16.06	15.73	16.00	10.62
Dividend payout ratio	24.37	22.14	24.04	25.38
Net interest rate spread(1)	3.42	3.78	3.73	3.74
Net interest margin(1)	3.74	4.14	4.09	4.29
Efficiency ratio(2)	50.83	55.00	53.05	51.81
Expense ratio(1)(2)	2.22	2.43	2.40	2.40

	At Period Ended
	June 30,	March 31,
	2003	2003	2002
Share Information
Book value per share	$18.89	$18.43	$16.66
Book value per share, including unallocated
ESOP shares and unvested RRP shares	17.43	17.02	15.20
Tangible book value per share	13.82	13.34	11.44
Tangible book value per share, including unallocated
ESOP shares and unvested RRP shares	12.75	12.32	10.44
Closing market price	27.92	22.98	24.13

Capital Ratios
Equity to total assets	10.42%	10.35%	9.20%
Tangible equity to tangible assets	7.84	7.71	6.51

Asset Quality Ratios
Nonperforming loans to total loans	1.33	1.22	0.94
Nonperforming assets to total assets	0.90	0.84	0.77
Allowance for loan losses to:
Loans	2.35	2.32	1.92
Nonperforming loans	176.53	189.95	203.51

(1)	Annualized for the three month periods.
(2)	Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, and other intangible assets amortization for each period, and goodwill amortization for the year ended March 31, 2002.

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table B. Average Balances, Interest, and Yields

	Three Months Ended June 30,
	2003			2002
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Earning assets
Federal funds sold	$ 298,801	$ 945	1.27%	$ 194,004	$ 858	1.77%
Securities available for sale (1)	388,501	3,511	3.63	216,153	3,020	5.60
Federal Home Loan Bank of New York stock	19,316	275	5.73	22,870	236	4.14
Loans (2)	1,633,800	28,998	7.14	1,890,565	35,537	7.54
Total earning assets	2,340,418	33,729	5.80%	2,323,592	39,651	6.84%

Cash and due from banks	55,446			41,965
Allowance for loan losses	(38,512)			(36,615)
Other nonearning assets	150,423			164,088
Total assets	$2,507,775			$2,493,030

Interest-bearing liabilities
Savings accounts	$ 586,960	$ 1,962	1.34%	$ 515,131	$ 2,657	2.07%
N.O.W. and money market accounts	358,934	838	0.94	293,279	1,039	1.42
Time deposit accounts	668,777	4,529	2.72	780,551	6,767	3.48
Mortgagors' escrow deposits	9,193	51	2.23	13,169	76	2.31
Securities sold under agreements to repurchase	17,282	50	1.16	19,206	89	1.86
Long-term FHLB borrowings	386,143	4,555	4.74	435,127	5,048	4.65
Total interest-bearing liabilities	2,027,289	11,985	2.38%	2,056,463	15,676	3.06%

Noninterest-bearing deposits	191,814			172,944
Other noninterest-bearing liabilities	25,736			27,121
Shareholders' equity	262,936			236,502
Total liabilities and shareholders' equity	$2,507,775			$2,493,030

Net interest income		$21,744			$23,975

Net interest spread			3.42%			3.78%

Net interest margin			3.74%			4.14%

(1)	Average balances include fair value adjustment.
(2)	Average balances include nonaccrual loans.

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table C. Volume and Rate Analysis

	Three Months Ended June 30,
	2003 vs 2002
(In thousands)	Due To Volume	Due To Rate	Net Change

Interest income
Federal funds sold	$ 376	$ (289)	$ 87
Securities available for sale	1,814	(1,323)	491
Federal Home Loan Bank of New York stock	(41)	80	39
Loans	(4,699)	(1,840)	(6,539)
Total interest income	(2,550)	(3,372)	(5,922)

Interest expense
Savings accounts	$ 332	$(1,027)	$ (695)
N.O.W. and money market accounts	200	(401)	(201)
Time deposit accounts	(890)	(1,348)	(2,238)
Mortgagors' escrow deposits	(22)	(3)	(25)
Securities sold under agreements to repurchase	(8)	(31)	(39)
Long-term FHLB borrowings	(588)	95	(493)
Total interest expense	(976)	(2,715)	(3,691)

Net interest income	$(1,574)	$ (657)	$(2,231)
Note: Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table D. Loan Portfolio Analysis

	June 30,		March 31,
	2003		2003		2002
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Loans secured by real estate:
Residential	$ 949,194	57.5%	$ 968,923	58.8%	$1,203,866	63.2%
Commercial	419,407	25.4	410,604	24.9	429,692	22.6
Construction	20,758	1.3	21,615	1.3	18,378	1.0
Total loans secured by real estate	$1,389,359	84.2%	$1,401,142	85.0%	$1,651,936	86.8%

Other loans:
Manufactured housing	$ 58,619	3.6%	$ 60,610	3.7%	$ 67,660	3.6%
Commercial	125,762	7.6	112,905	6.8	109,083	5.7
Financed insurance premiums	44,905	2.7	41,159	2.5	30,727	1.6
Consumer	26,891	1.6	29,114	1.8	38,416	2.0
Total other loans	$ 256,177	15.5%	$ 243,788	14.8%	$ 245,886	12.9%

Unearned discount, net deferred loan
origination fees and costs, and
purchase accounting adjustments	4,397	0.3	4,156	0.2	6,382	0.3
Total loans	$1,649,933	100.0%	$1,649,086	100.0%	$1,904,204	100.0%
Allowance for loan losses	(38,854)		(38,276)		(36,572)
Net loans	$1,611,079		$1,610,810		$1,867,632

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table E. Nonperforming Assets

(In thousands)	June 30, 2003	March 31,
		2003	2002

Nonaccruing loans
Residential real estate	$ 6,107	$ 5,836	$ 7,431
Commercial real estate	9,534	7,572	3,905
Commercial loans	367	309	751
Manufactured housing	1,678	1,932	2,880
Financed insurance premiums	4,035	4,057	2,445
Consumer	289	445	559
Total nonaccruing loans	$22,010	$20,151	$17,971

Foreclosed and repossessed property
Residential real estate	$ 224	$ 164	$ 96
Commercial real estate	-	-	135
Repossessed property	700	670	1,021
Total foreclosed and repossessed property	$ 924	$ 834	$ 1,252

Total nonperforming assets	$22,934	$20,985	$19,223
Allowance for loan losses	$38,854	$38,276	$36,572

Allowance to nonperforming loans	176.53%	189.95%	203.51%
Nonperforming assets to total assets	0.90%	0.84%	0.77%
Nonperforming loans to total loans	1.33%	1.22%	0.94%

Next Page

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table F. Loan Loss Experience

	Three Months Ended June 30,		Years Ended March 31,
(In thousands)	2003	2002	2003	2002

Loans outstanding (end of period)	$1,649,933	$1,881,298	$1,649,086	$1,904,204
Average loans outstanding (period to date)	$1,633,800	$1,890,565	$1,803,606	$1,490,547
Allowance for loan losses at beginning of period	$ 38,276	$ 36,572	$ 36,572	$ 22,325

Loan charge-offs:
Residential real estate	(67)	(15)	(310)	(457)
Commercial real estate	(12)	(80)	(1,400)	(395)
Commercial loans	(16)	(272)	(1,418)	(34)
Manufactured housing	(369)	(355)	(1,448)	(1,553)
Consumer	(278)	(84)	(490)	(383)
Financed insurance premiums	(139)	(112)	(1,052)	(1,566)
Total charge-offs	(881)	(918)	(6,118)	(4,388)

Loan recoveries:
Residential real estate	73	35	37	198
Commercial real estate	6	5	801	85
Commercial loans	24	6	330	-
Manufactured housing	46	34	145	113
Consumer	21	37	118	75
Financed insurance premiums	89	99	391	804
Total recoveries	259	216	1,822	1,275

Loan charge-offs, net of recoveries	(622)	(702)	(4,296)	(3,113)
Provision charged to operations	1,200	1,500	6,000	5,675
Allowance acquired	-	-	-	11,685
Allowance for loan losses at end of period	$ 38,854	$ 37,370	$ 38,276	$ 36,572
Ratio of net charge-offs to average loans
outstanding (annualized)	0.15%	0.15%	0.24%	0.21%
Provision to average loans outstanding (annualized)	0.30%	0.32%	0.33%	0.38%
Allowance to loans outstanding	2.35%	1.99%	2.32%	1.92%

Next Page

Hudson River Bancorp, Inc.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               See detailed discussion of market risk within the Risk Management section of Management's Discussion and Analysis included in Item 2 of this Form 10-Q.

ITEM 4:	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the company's senior management as of June 30, 2003. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
(b)	Changes in Internal Controls: There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and assess ways to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

HUDSON RIVER BANCORP, INC.
PART II- OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5:	OTHER INFORMATION
None

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		31.1	Certification of Chief Executive Officer, as adopted pursuant to rule 13a-14(a)/15d-14(a)
		31.2	Certification of Chief Financial Officer, as adopted pursuant to rule 13a-14(a)/15d-14(a)
		32.1	Certification of Chief Executive Officer, as adopted by U.S.C. section 1350
		32.2	Certification of Chief Financial Officer, as adopted by U.S.C. section 1350

	(b)	Reports on Form 8-K:

A current report on Form 8-K was filed with the SEC on July 17, 2003 releasing the Company's earning results for the three months ended June 30, 2003.

Next Page

Hudson River Bancorp, Inc.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON RIVER BANCORP, INC.

8/13/03 Date	/s/Carl A. Florio Carl A. Florio, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)

8/13/03 Date	/s/Timothy E. Blow Timothy E. Blow, Chief Financial Officer (Principal Financial and Accounting Officer)

End.