Form 10-Q
period 2003-09-30
HUDSON RIVER BANCORP INC
filed 2003-11-12
CIK 1057007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24187

HUDSON RIVER BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware		14-1803212
(State or other jurisdiction of incorporation)		(IRS Employer Identification Number)

One Hudson City Centre
Hudson New York, 12534
(Address of principal executive offices and zip code)

(518) 828-4600
Registrant's telephone number, including area code:

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 [X] YES     [   ] NO

                As of November 3, 2003, there were issued and outstanding 15,154,897 shares of the Registrant's Common Stock.

FORM 10-Q

HUDSON RIVER BANCORP, INC.

INDEX

PART I.  FINANCIAL INFORMATION

                                ITEM 1.  Financial Statements (unaudited)

                                                                Consolidated Balance Sheets at September 30, 2003

                                                                and March 31, 2003

Consolidated Income Statements for the three and six months

ended September 30, 2003 and 2002

                                                                Consolidated Statements of Cash Flows for the six months

                                                                ended September 30, 2003 and 2002

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

                                ITEM 3.  Defaults Upon Senior Securities

                                ITEM 4.  Submission of Matters to a Vote of Security Holders

                                ITEM 5.  Other Information

                                ITEM 6.  Exhibits and Reports on Form 8-K

EXHIBIT INDEX

SIGNATURE PAGE

Item 1. Financial Statements
Hudson River Bancorp, Inc. Consolidated Balance Sheets (unaudited)
	September 30,	March 31,
(In thousands, except share and per share data)	2003	2003

Assets
Cash and due from banks	$ 80,411	$ 64,869
Federal funds sold	170,800	303,300
Cash and cash equivalents	251,211	368,169

Securities available for sale, at fair value	529,411	341,524
Federal Home Loan Bank of New York (FHLB) stock, at cost	18,524	19,332

Loans	1,605,553	1,649,086
Allowance for loan losses	(38,912)	(38,276)
Net loans	1,566,641	1,610,810

Accrued interest receivable	9,499	9,634
Premises and equipment, net	28,221	28,447
Other real estate owned (OREO) and repossessed property	703	834
Goodwill	65,304	65,304
Other intangible assets, net	5,480	6,021
Other assets	42,072	44,837
Total assets	$2,517,066	$ 2,494,912

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Savings	602,367	577,259
N.O.W. and money market	370,851	353,257
Time deposits	641,309	677,605
Noninterest-bearing	216,214	190,252
Total deposits	1,830,741	1,798,373

Securities sold under agreements to repurchase	21,583	18,357
Long-term FHLB borrowings	365,078	386,628
Mortgagors' escrow deposits	4,944	6,306
Other liabilities	26,890	27,005
Total liabilities	2,249,236	2,236,669

Shareholders' Equity:
Preferred stock, $.01 par value, Authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value, Authorized 40,000,000 shares;
Issued 17,853,750 shares	179	179
Additional paid-in capital	176,889	177,467
Unallocated common stock held by ESOP	(11,128)	(11,128)
Unvested restricted stock awards	(3,488)	(3,495)
Treasury stock, at cost (2,699,678 and 2,684,621 shares)	(30,063)	(29,399)
Retained earnings, substantially restricted	134,193	122,630
Accumulated other comprehensive income	1,248	1,989
Total shareholders' equity	267,830	258,243

Total liabilities and shareholders' equity	$2,517,066	$ 2,494,912

See accompanying notes to unaudited consolidated interim financial statements.

Hudson River Bancorp, Inc.
Consolidated Income Statements
(unaudited)

	For the Three		For the Six
	Months Ended September 30,		Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002

Interest income:
Loans, including fees	$ 27,909	$ 35,081	$ 56,907	$ 70,618
Securities available for sale	3,884	2,888	7,395	5,908
Federal funds sold	615	1,108	1,560	1,966
Federal Home Loan Bank of New York stock	-	161	275	397
Total interest income	32,408	39,238	66,137	78,889

Interest expense:
Deposits	6,754	9,852	14,134	20,391
Securities sold under agreements to repurchase	48	96	98	185
Short-term FHLB advances	-	1	-	1
Long-term FHLB borrowings	4,516	4,877	9,071	9,925
Total interest expense	11,318	14,826	23,303	30,502

Net interest income	21,090	24,412	42,834	48,387
Provision for loan losses	1,200	1,500	2,400	3,000
Net interest income after
provision for loan losses	19,890	22,912	40,434	45,387

Other operating income:
Service charges on deposit accounts	2,083	1,888	4,151	3,416
Net securities transactions	-	-	47	-
Insurance commissions	983	887	2,193	2,019
Trust and investment services income	237	174	490	297
Mortgage banking and other mortgage fees	1,727	625	3,014	948
Other income	689	398	1,348	830
Total other operating income	5,719	3,972	11,243	7,510

Other operating expenses:
Compensation and benefits	7,833	8,021	15,450	15,813
Occupancy and equipment	2,476	2,674	5,111	6,188
OREO and repossessed property	(203)	165	(67)	11
Advertising	286	354	631	720
Legal and other professional fees	427	333	1,109	823
Intangible assets amortization	273	329	542	661
Other expenses	2,625	3,400	5,182	6,370
Total other operating expenses	13,717	15,276	27,958	30,586

Income before tax expense	11,892	11,608	23,719	22,311
Tax expense	3,971	4,542	8,144	8,804
Net income	$ 7,921	$ 7,066	$ 15,575	$ 13,507

Basic earnings per share	$ 0.57	$ 0.51	$ 1.11	$ 0.97
Diluted earnings per share	$ 0.55	$ 0.49	$ 1.08	$ 0.94

See accompanying notes to unaudited consolidated interim financial statements.

Hudson River Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	September 30,
(In thousands)	2003	2002

Cash flows from operating activities:
Net income	$ 15,575	$ 13,507
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,935	2,608
Intangible assets amortization	542	661
Provision for loan losses	2,400	3,000
Amortization of restricted stock awards	360	371
Net securities transactions	(47)	-
Adjustments of OREO and repossessed property to fair value	301	404
Net gain on sales of OREO and repossessed property	(852)	(1,197)
Net loss on sales and disposals of premises and equipment	148	277
Net decrease in accrued interest receivable	135	1,324
Net decrease in other assets	3,257	6,174
Net decrease in other liabilities	(115)	(4,313)
Net cash provided by operating activities	23,639	22,816

Cash flows from investing activities:
Proceeds from sales of securities available for sale	73	-
Proceeds from maturities, calls and paydowns of securities available for sale	101,424	44,001
Purchases of securities available for sale	(290,571)	(18,706)
Purchase of FHLB of New York stock	-	(986)
Redemption of FHLB of New York stock	808	2,844
Net loans repaid by customers	40,813	72,315
Proceeds from sales of and payments received on OREO
and repossessed property	1,638	2,134
Proceeds from sale of premises and equipment	-	15
Surrender of bank-owned life insurance	-	10,520
Purchases of premises and equipment	(1,857)	(1,630)
Net cash (used in) provided by investing activities	(147,672)	110,507

Cash flows from financing activities:
Net increase (decrease) in deposits	32,368	(866)
Net increase in short-term borrowings	3,226	11,308
Issuance of long-term FHLB borrowings	-	75,000
Repayments of long-term FHLB borrowings	(21,550)	(132,197)
Net decrease in mortgagors' escrow deposits	(1,362)	(3,438)
Net proceeds from exercise of stock options	638	350
Dividends paid	(4,012)	(3,137)
Purchase of treasury stock	(2,233)	(1,038)
Net cash provided by (used in) financing activities	7,075	(54,018)

Net (decrease) increase in cash and cash equivalents	(116,958)	79,305
Cash and cash equivalents at beginning of period	368,169	220,497
Cash and cash equivalents at end of period	$ 251,211	$ 299,802

Supplemental cash flow information:
Interest paid	$ 23,431	$ 31,005
Income taxes paid	5,857	3,685
Supplemental disclosures of non-cash investing and financing activities:
Loans transferred to OREO and repossessed property	$ 956	$ 1,194
Adjustment of securities available for sale to fair value, net of tax	(741)	3,545

See accompanying notes to unaudited consolidated interim financial statements.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2003.  Operating results for the three and six month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

2.  Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments.  At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax.  Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates.  Comprehensive income for the three month periods ended September 30, 2003 and 2002 was $6.5 million and $8.1 million, respectively.  Comprehensive income for the six month periods ended September 30, 2003 and 2002 was $14.8 million and $17.1 million, respectively.

                3. In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred.  Related costs are capitalized as part of the carrying amounts of the assets to be retired and amortized over the assets’ useful lives.  The Company adopted SFAS No. 143 as of April 1, 2003.  There was no material impact on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 143.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  The objective of this interpretation is to provide guidance on how to identify variable interest entities and how to determine whether or not those entities should be consolidated.  The interpretation requires the primary beneficiaries of variable interest entities to consolidate the variable interest entities if they are subject to a majority of the risk of loss or are entitled to receive a majority of the residual returns.  It also requires that both the primary beneficiary and all other enterprises with a significant variable interest in a variable interest entity make certain disclosures.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The provisions of FIN No. 46 are not expected to have a material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003.  There was no material impact on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 149.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. There was no material impact on the Company’s consolidated financial statements as a result of the adoption of SFAS No. 150.

                4. The Company has a stock option plan for officers and directors and has adopted the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  The Company applies APB Opinion No. 25 and related Interpretations in accounting for its Stock Option Plan.  For fixed stock option awards, compensation expense is not recognized for awards to employees and directors since the exercise price of the option is equal to the fair value of the underlying stock at the grant date.  SFAS No. 123 requires companies not using a fair value based method of accounting for stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied.  The pro forma effects of stock-based compensation arrangements are based on the estimated grant date fair value of stock options that are expected to vest calculated pursuant to the provisions of SFAS No. 123.  Pro forma compensation expense, net of applicable income tax effect, is recognized over the vesting period.

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the periods ended September 30, 2003 and 2002: dividend yield of 2.16% and 1.69%; expected volatility of 30.07% and 44.07%; risk-free interest rates of 2.19% and 5.12%; and expected lives of 3 and 5 years, respectively.  The weighted-average fair value at the grant date for the options granted during the periods ended September 30, 2003 and 2002 were $4.64 and $9.39, respectively.

                Pro forma disclosures for the Company for the three and six months ended September 30, 2003 and 2002 utilizing the estimated fair value of all options granted since plan inception and an assumed 5% forfeiture rate (adjusted for actual forfeitures) are as follows:

Hudson River Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

(continued)

	For the Three		For the Six
	Months Ended September 30,		Months Ended September 30,
(In thousands, except per share data)	2003	2002	2003	2002
Net income:	$ 7,921	$ 7,066	$ 15,575	$ 13,507
As reported
Add: Stock-based compensation expense related
to restricted stock awards, included in reported
net income, net of related tax effects	106	111	216	222
Deduct: Pro forma stock-based compensation
expense determined under the fair value based
method for all awards, net of related tax effects	(273)	(240)	(549)	(480)
Pro forma	$ 7,754	$ 6,937	$ 15,242	$ 13,249

Basic earnings per share:
As reported	$ 0.57	$ 0.51	$ 1.11	$ 0.97
Pro forma	0.55	0.50	1.09	0.96
Diluted earnings per share:
As reported	0.55	0.49	1.08	0.94
Pro forma	0.54	0.48	1.06	0.92

                Because the Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model, in management’s opinion, does not necessarily provide a reliable single measure of the fair value of its stock options.  In addition, the pro forma effect on reported net income and earnings per share for the three and six months ended September 30, 2003 and 2002 may not be representative of the pro forma effects on reported net income or earnings per share for future periods.

5. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and six month periods ended September 30, 2003 and 2002.  Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period.  Unallocated common shares held by the Company’s Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

Hudson River Bancorp, Inc.

Notes to Unaudited Consolidated Interim Financial Statements

(continued)

	For the Three		For the Six
	Months Ended September 30,		Months Ended September 30,
(In thousands, except for share and per share data)	2003	2002	2003	2002

Net income	$ 7,921	$ 7,066	$ 15,575	$ 13,507

Weighted average common shares outstanding	13,976,650	13,855,103	13,987,047	13,856,276
Dilutive effect of potential common shares outstanding:
Stock options	346,488	337,170	326,684	336,198
Restricted stock awards	119,820	136,282	114,082	136,101
Weighted average common shares and potential
common shares outstanding	14,442,958	14,328,555	14,427,813	14,328,575

Earnings per share amounts:
Basic earnings per share	$ 0.57	$ 0.51	$ 1.11	$ 0.97
Diluted earnings per share	$ 0.55	$ 0.49	$ 1.08	$ 0.94

6. In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”.  FIN No. 45 requires certain new disclosures and potential liability recognition for the fair value at issuance of guarantees that fall within its scope.  Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.

                The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under the standby letters of credit totaled $25.6 million at September 30, 2003 and represent the maximum potential future payments the Company could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.   Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD’s.  The fair value of the Company’s standby letters of credit at September 30, 2003 was insignificant.

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and its subsidiaries, Hudson River Bank & Trust Company (the “Bank”) and C. W. Bostwick, Inc. (“Bostwick”) (combined, the “Company”), during the three and six months ended September 30, 2003, with comparisons to 2002 as applicable.  The unaudited consolidated interim financial statements and related notes, as well as the 2003 Annual Report on Form 10-K, should be read in conjunction with this review.  Amounts in prior periods’ consolidated financial statements are reclassified whenever necessary to conform to the current period’s presentation.

                The Company’s primary market area, with 50 full-service branches as of September 30, 2003, is the Capital District region of New York state.  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company’s principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities.  The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings.  Net income of the Company is also affected by provisions for loan losses and other operating income, such as fees on deposit related services and insurance commissions; it is also impacted by other operating expenses, such as compensation and benefits, occupancy and equipment expenses, and federal and state income taxes.

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

OVERVIEW

                The Company earned net income for the three months ended September 30, 2003 amounting to $7.9 million, or $0.55 diluted earnings per share, up $855 thousand from the $7.1 million, or $0.49 diluted earnings per share, earned during the three months ended September 30, 2002.  Net income for the six months ended September 30, 2003 was $15.6 million, or $1.08 diluted earnings per share, up $2.1 million from the $13.5 million and $0.94 diluted earnings per share earned during the same period a year previous.  The increases over the prior year results were a result of higher other operating income, lower other operating expenses, lower provision for loan losses and lower tax expense, partially offset by a decrease in net interest income.  For the three months ended September 30, 2003, the Company’s return on average assets was 1.25%, up from 1.12% for the same period in 2002.  The Company’s return on average equity for the three months ended September 30, 2003 was 11.91%, up from 11.49% in 2002.  The Company’s return on average tangible equity for the three months ended September 30, 2003 was 16.27%, down from 16.29% for the same period in 2002.  See Table A, “Financial Highlights”.

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

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

Earning Assets

                Total average earning assets increased to $2.4 billion for the three months ended September 30, 2003, up from $2.3 billion in the same period of 2002.  For the six months ended September 30, 2003 and 2002, average earning assets were $2.3 billion.  Interest income for the three months ended September 30, 2003 was $32.4 million, down $6.8 million from 2002.  For the six months ended September 30, 2003, interest income was $66.1 million, a decrease of $12.8 million over the same period in 2002.  Lower yields on earning assets was the primary reason for the decrease, coupled with the prepayment of higher yielding loans with the proceeds being reinvested in lower yielding securities available for sale, and to a lesser extent Federal funds sold.  The yield on earning assets declined from 6.65% for the three months ended September 30, 2002 to 5.47% in 2003.  For the six months ended September 30, 2003, yields declined from 6.75% in 2002 to 5.63% in 2003.  The decline in the yield on earning assets was primarily due to the declining rate environment in the marketplace and the larger amount of lower yielding securities available for sale held during the current year.  Earning assets at September 30, 2003 and March 31, 2003 were $2.3 billion.

Loans

                The average balance of loans decreased to $1.6 billion for the three months ended September 30, 2003, down $229.3 million from the $1.9 billion average for the same period in the prior year.  The yield on loans for the quarter decreased 67 basis points, from 7.48% in 2002 to 6.81% in 2003.  The decrease in both balance and yield is attributed to the impact of a decrease in market interest rates during the past twelve months.  These market rate decreases have caused an increase in prepayments of the portfolio’s higher rate loans, and new loan originations are being made at lower rates relative to the Company’s loan portfolio.  Interest income on loans for the three months ended September 30, 2003 decreased to $27.9 million from $35.1 million in 2002.  The decrease in average balances for the quarter resulted in a $4.1 million decrease in interest income earned on loans.  Additionally, lower rates resulted in a $3.0 million decrease in interest income earned for the quarter ended September 30, 2003 from the same period in the prior year.

On a year to date basis, average loans were $1.6 billion for the six months ended September 30, 2003, down from $1.9 billion in 2002.  The yield on loans for the six months ended September 30, 2003 was 6.97%, down from 7.51% in 2002.  The impact of lower average balances and lower yields resulted in a decrease of $13.7 million in interest income earned for the six months ended September 30, 2003 compared to the same period in the previous year, with $8.7 million a result of the decrease in average balances and $5.0 million a result of a reduction in interest rates.

                Total loans were $1.6 billion at both September 30, 2003 and March 31, 2003.  Commercial loans increased slightly to $119.8 million at September 30, 2003 from $112.9 million at March 31, 2003.  Financed insurance premiums increased $4.0 million to $45.2 million at September 30, 2003 from $41.2 million at March 31, 2003.  These increases were offset by a decrease in loans secured by residential real estate from $968.9 million, or 58.8% of total loans at March 31, 2003, to $926.1 million, or 57.7% of total loans at September 30, 2003.  Commercial real estate loans decreased $6.6 million to $404.0 million at September 30, 2003 from $410.6 million at March 31, 2003.  Consumer loans decreased from $29.1 million at March 31, 2003 to $25.0 million at September 30, 2003.  Manufactured housing loans decreased $3.9 million to $56.7 million at September 30, 2003.  Management intends to continue to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending.  Prepayments as a result of the lower rate environment of other loan types, particularly in residential loans, also reduced the balance of loans during the six months ended September 30, 2003.  Management expects the prepayment trend to continue although at a slower rate as long as rates remain at these historically low levels.  While the Company does retain many refinanced mortgages, borrowers may refinance at other institutions if the Company’s loan rates are not as low as the then current market.  Many lenders in the Company’s market area have been and continue to be very aggressive in pricing residential and commercial real estate loans.  See Table D, “Loan Portfolio Analysis.”

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

Securities

                The average balance of securities available for sale (“securities”) increased $264.0 million to $472.0 million for the three months ended September 30, 2003, up from $207.9 million for the three months ended September 30, 2002.  Average securities for the six months ended September 30, 2003 were $430.5 million, an increase of $218.4 million from the corresponding period in the previous year.  Interest income earned on securities was $3.9 million for the three months ended September 30, 2003, up from the $2.9 million earned in 2002.  The increase in average balances for the quarter resulted in a $2.5 million increase in interest income earned on securities that was partially offset by a $1.5 million decrease in interest income earned due to lower rates.  On a year to date basis, interest income on securities increased from $5.9 million in 2002 to $7.4 million in 2003, as an increase in average balances more than offset the impact of a decline in rates earned.

                Securities at September 30, 2003 were $529.4 million, up $187.9 million from the $341.5 million the Company held as of March 31, 2003.  The increase was due to the aforementioned reinvestment of Federal funds sold into securities, offset slightly by sales, maturities, calls and paydowns of securities.  Management anticipates further increases in securities as the level of Federal funds sold is reduced and reinvested into higher yielding securities.

Federal Funds Sold

The average balance of Federal funds sold of $237.1 million for the three months ended September 30, 2003 and $267.8 million for the six months ended September 30, 2003 generated $615 thousand and $1.6 million in interest income for the three month and six month periods, respectively.  The three month average balance was down $12.4 million from the $249.4 million reported for the three months ended September 30, 2002, and the six month average balance increased $45.9 million to $267.8 million for the period ending September 30, 2003.  The yield on Federal funds sold decreased from 1.76% for the three months ended September 30, 2002 to 1.03% for the three months ended September 30, 2003.  The yield for the six month period declined 60 basis points from 1.77% for 2002 to 1.17% for 2003.  The decrease in yield is attributed to the lower interest rate environment.  At September 30, 2003, Federal funds sold amounted to $170.8 million compared to $303.3 million at March 31, 2003.  The Company is currently utilizing Federal funds for short-term liquidity.  As noted above, the balance of Federal funds should continue to decrease as management redeploys some Federal funds sold into higher yielding securities and as loan demand increases and prepayment activity declines.

FHLB of New York Stock

                During September 2003, the FHLB reported that it had suspended its quarterly dividend on its stock.  At September 30, 2003, the Company had $18.5 million of FHLB of New York stock.  As a result, income for the three and six months ended September 30, 2003 were adversely impacted by approximately $250 thousand.  Future quarterly earnings will be impacted to the extent the FHLB of New York continues the dividend suspension or reduces the dividend rate from that previously paid.

Funding Sources

                The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding.  Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  Interest-bearing liabilities were $2.0 billion at September 30, 2003 and March 31, 2003.  The average balance of interest-bearing liabilities was also $2.0 billion for the three and six month periods ended September 30, 2003 and 2002.  Interest expense for the three months ended September 30, 2003 was $11.3 million, down $3.5 million from the same period in 2002.  The decline in the average rates paid from 2.88% to 2.22% for the three months ended September 30, 2003 was the primary reason for the decline in interest expense. Interest expense for the six months ended September 30, 2003 was $23.3 million, down $7.2 million from the same period in 2002.  The decrease in interest expense was also due substantially to a decline in the average rates paid from 2.97% in 2002 to 2.30%  in 2003.

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

Deposits

                The average balance of savings accounts increased $66.1 million to $603.3 million for the three months ended September 30, 2003, up from $537.2 million for the same period in 2002.  On a year to date basis, the average balance of savings accounts was $595.2 million in 2003, up from $526.2 million in 2002.  The fluctuation in average balance can be primarily attributed to depositors placing money in liquid accounts due to lower rates offered on time deposit accounts and uncertainties associated with the stock market.

Interest expense on savings accounts decreased from $2.6 million for the quarter ended September 30, 2002 to $1.8 million for the quarter ended September 30, 2003 as the decrease in average rates paid more than offset the increase in interest expense resulting from an increase in  the average balance.  The average rates paid on these deposits decreased to 1.16% from 1.93% for the three months ended September 30, 2003 and 2002, respectively.

Interest expense on N.O.W. and money market accounts decreased $372 thousand to $717 thousand for the three months ended September 30, 2003 from $1.1 million for the three months ended September 30, 2002.  The average balance of N.O.W. and money market accounts increased to $364.7 million from $304.3 million for the three-month period ended September 30, 2002.  A decrease in average rates paid from 1.42 % to 0.78% more than offset the effect of the higher average balances.  For the six months ended September 30, 2003, the average balance of N.O.W. and money market accounts increased from $298.8 million in 2002 to $361.8 million in 2003.  This increase in the average balance resulted in an increase in interest expense on N.O.W. and money market accounts of $387 thousand for the six months ended September 30, 2003.  This was more than offset by a $960 thousand reduction in interest expense on N.O.W. and money market accounts for the six months ended September 30, 2003 resulting from a 56 basis point decrease in rates paid on these accounts.

                The average balance of time deposits decreased from $743.7 million for the three months ended September 30, 2002 to $653.8 million for the three months ended September 30, 2003.  On a year to date basis, the average balance of time deposits decreased from $762.0 million in 2002 to $661.2 million in 2003.  Interest expense on time deposits decreased $1.8 million for the three months ended September 30, 2003 from the comparable period in 2002.  Average rates paid on time deposits of 2.56% for the three months ended September 30, 2003 were down from 3.23% in 2002.  The decrease in average rates paid from 3.35% for the six months ended September 30, 2002 to 2.64% in 2003, resulted in the $2.5 million decrease in interest expense, while the decrease in the average balance of time deposits resulted in a $1.6 million decrease in interest expense for the six months ended September 30, 2003.

Total deposits were $1.8 billion at both September 30, 2003 and March 31, 2003.  Noninterest-bearing deposits increased during this same time period from $190.3 million at March 31, 2003 to $216.2 million at September 30, 2003.  Increases were generally the result of the Company’s continued focus on providing commercial services to its customers, including commercial deposits, and general economic conditions which resulted in more customers moving funds from time deposits to demand accounts and other savings products.

Short-term FHLB Advances and Long-term FHLB Borrowings

                The Company had nominal average short-term FHLB advances during the quarters ended September 30, 2003 and 2002.  The average balance of long-term FHLB borrowings decreased from $415.9 million for the three months ended September 30, 2002 to $375.5 million for the three months ended September 30, 2003.  On a year to date basis, the average balance of long-term FHLB borrowings decreased from $425.4 million in 2002 to $380.8 million in 2003.  The decrease for both the three and six month periods is primarily attributed to the calls, maturities, and scheduled repayment of borrowings.

 The Company had no short-term FHLB advances at September 30, 2003 or March 31, 2003.   Long-term FHLB borrowings were $365.1 million at September 30, 2003 down from $386.6 million at March 31, 2003.  The decrease in this category as mentioned previously, was primarily attributed to the calls, maturities and scheduled repayment of borrowings.  The interest rates on the long-term FHLB borrowings are generally fixed with maturities ranging from one month to nine years, with call options ranging from one month to three years.

Net Interest Income

Net interest income for the three months ended September 30, 2003 was $21.1 million, down from the $24.4 million for the three months ended September 30, 2002.  For the six months ended September 30, 2003, net interest income decreased $5.6 million to $42.8 million from $48.4 million for the same period a year previous.  The decrease was the result of a decline in the average balance of loans and lower rates earned on average earning assets, offset in part by lower balances of time deposit accounts and long-term FHLB borrowings as well as lower rates paid on interest-bearing liabilities.  As a result of these volume and rate fluctuations, the Company’s net interest margin for the three months ended September 30, 2003 was 3.56%, down from 4.14% for the three months ended September 30, 2002.  For the six months ended September 30, 2003, the net interest margin was 3.65%, down from 4.14% for the same period in 2002. See Table B, “Average Balances, Interest and Yields” and Table C, “Volume and Rate Analysis.”

Noninterest Sensitive Assets and Liabilities

                Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill,  other intangible assets, and other assets.  Total noninterest sensitive assets amounted to $151.3 million at September 30, 2003, down $3.8 million from the March 31, 2003 level.  This decrease can be attributed to depreciation and amortization on fixed assets and other intangible assets; a decrease in accrued interest receivable due to a decline in the balance of the loan portfolio and average rates during the period; and a $3.4 million decrease in the level of the Company’s net taxes receivable primarily due to the fluctuation in timing and amount of income tax payments made.

Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities.  Noninterest-bearing deposits increased from $190.3 million at March 31, 2003 to $216.2 million at September 30, 2003.  This increase is primarily a result of the growth in the Company’s commercial accounts, which are generally noninterest-bearing.  There were no significant changes in the level of other liabilities during the six months ended September 30, 2003.

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

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

Total nonperforming assets at September 30, 2003 and March 31, 2003 were $21.0 million or 0.83% of total assets at September 30, 2003 and 0.84% at March 31, 2003.  Nonperforming loans at September 30, 2003 increased $141 thousand from March 31, 2003.  This increase is primarily a function of increases in commercial real estate and commercial loans of $882 thousand and $2.4 million, respectively, offset by decreases of residential real estate, financed insurance premiums, and manufactured housing nonaccruals of $1.3 million, $1.0 million, and $585 thousand, respectively.  The increase to the commercial loans nonaccruals is primarily attributed to the addition during the second quarter of one commercial customer whose loan totaled $2.0 million.  The loan was considered in the evaluation of the level of the allowance for loan losses.  Management believes that the Company maintains adequate reserves for anticipated losses relative to this loan.

As of September 30, 2003, there were $38.2 million of other loans not included in the category of nonperfoming loans where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

Allowance and Provision For Loan Losses

                The allowance for loan losses at September 30, 2003 was $38.9 million, up from $38.3 million at March 31, 2003.  The allowance as a percentage of nonperforming loans increased from 189.95% at March 31, 2003 to 191.76% at September 30, 2003.  The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company’s loan portfolio.  Increases in adversely rated and nonaccrual commercial and commercial real estate loans during the six months ended September 30, 2003 resulted in higher reserves allocated to these loan categories by management.  Decreases in the outstanding balances of residential loans, manufactured housing loans, and consumer loans resulted in reduced amounts of general reserves allocated to these loan types.  The increase in outstanding finance insurance premiums resulted in higher amounts of allowance allocated to financed insurance premiums.  As a result of management’s evaluation of current economic trends, and the ultimate impact on the repayment ability of the Company’s customers, the unallocated portion of the allowance for loan losses increased slightly during the six months ended September 30, 2003.  At September 30, 2003, the balance of the allowance for loan losses is management’s best estimate of probable loan losses existing in the loan portfolio.  Net charge-offs for the three months ended September 30, 2003 were $1.1 million, down from $1.5 million for the same period in 2002.  For the six months ended September 30, 2003, net charge-offs were $1.8 million, down from $2.2 million for the same period in 2002.

As a result of management’s analysis of the risk characteristics of the lending portfolio, as well as the trends and levels of nonperforming and other delinquent loans, a provision for loan losses of $1.2 million was recorded for the three months ended September 30, 2003.  The $1.2 million provision is down $300 thousand from the $1.5 million provision recorded for the three months ended September 30, 2002.  For the six months ended September 30, 2003, the Company recorded a provision for loan losses of $2.4 million, down from $3.0 million in the prior year.   The provision as a percentage of average loans declined from 0.32% for the three months ended September 30, 2002 to 0.29% in 2003.  The decline in this ratio is primarily a result of the decrease in the provision charged to operations.  The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans.  The growth in loan balances, net charge-offs, risk elements of the Company’s loan portfolio, economic conditions in the Company’s market area and nonperforming loan balances are the primary factors which are considered in determining the levels of the Company’s provision for loan losses.  See Table E, “Non-Performing Assets” and Table F, “Loan Loss Experience.”

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

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

                Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive as of September 30, 2003.  As a result, rising interest rates projected over a 12-month horizon are estimated to have a  positive effect on net interest income; conversely, falling interest rates projected over the same 12-month horizon are estimated to have a negative effect on net interest income.  The Company’s interest rate sensitivity has not significantly changed since March 31, 2003.  Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income.  The Company’s purchases of securities, retention or sale of fixed rate loan products, utilization of longer term borrowings, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk.  Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

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

                The Company’s cash inflows result primarily from loan repayments; sales, maturities, principal payments, and calls of securities; new deposits; and borrowings from the Federal Home Loan Bank of New York.  The Company’s cash outflows consist of new loan originations; security purchases; deposit withdrawals; repayments of borrowings; operating expenses; and treasury stock purchases.  Net cash outflows from investing activities, primarily consisting of purchases of securities offset by maturities and calls of securities, were $147.7 million in the six months ended September 30, 2003, as compared to $110.5 million of net cash inflows from investing activities for the same period in 2002, primarily from loan repayments and maturities and calls of securities.  Net cash provided by financing activities, primarily consisting of increases in deposits offset mostly by repayments of long-term FHLB borrowings was $7.1 million in 2003.  In 2002, financing activities used net cash amounting to $54.0 million.  Repayment of long-term FHLB borrowings impacted cash flows from financing activities for the six months ended September 30, 2002.  Management closely monitors the timing of cash inflows and outflows although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows.  The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings.  Management believes that the level of the Company’s liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

                Management prepares monthly calculations of both short-term and long-term liquidity.  The Company defines short-term liquidity as the ability to meet its cash requirements over a 30-day period.  Factors considered in assessing short-term liquidity are maturities of long-term borrowings and time deposits, repayment of short-term borrowings, funding of outstanding loan commitments, and estimated customer deposit withdrawals; offset by short-term investments held by the Company, estimated loan repayments by customers and estimated cash flows from securities available for sale.  Long-term liquidity includes all of the factors used in short-term liquidity, as well as additional cash flows from the sale of securities available for sale and funds available from outstanding borrowing lines of credit and other funding sources.  The excess of the estimated sources of funds in the short-term or long-term over the estimated uses of funds over the same time periods represents the Company’s liquidity.  As a result of the level of the Company’s Federal funds sold as of September 30, 2003, and continued expectations of customer loan repayments, the Company’s short-term and long-term liquidity ratios are higher than the required levels outlined in the Company’s liquidity policy.

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

CAPITAL RESOURCES

Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a “well-capitalized” institution in accordance with regulatory standards.  Total equity was $267.8 million at September 30, 2003, 10.64% of total assets on that date.  As of March 31, 2003, total equity was $258.2 million or 10.35% of total assets.  Ratios of tangible equity to tangible assets were 8.05% and 7.71% as of September 30, 2003 and March 31, 2003, respectively. As of September 30, 2003, the Company and the Bank exceeded all of their regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES

                For the three months ended September 30, 2003, total other operating income was $5.7 million, up from $4.0 million in 2002.  For the six months ended September 30, 2003, total other operating income was $11.2 million, up from $7.5 million in 2002. Other operating income is composed primarily of service charges on deposit accounts, insurance commissions, trust and investment services income, mortgage banking and other mortgage fees, and other income.  Income from service charges on deposit accounts increased from $1.9 million for the three months ended September 30, 2002 to $2.1 million in 2003.  For the six months ended September 30,  service charges on deposit accounts increased from $3.4 million in 2002 to $4.2 million in 2003, primarily as a result of an increase in the number of core deposit accounts as well as an increase in debit card fee income.  Management expects the level of debit card fee income to decline in future periods as a result of a recent court ruling, which has reduced interchange rates.

Income from insurance commissions from the Company’s insurance agency subsidiary (Bostwick) increased $96 thousand to $983 thousand for the three months ended September 30, 2003 from the $887 thousand for the same period in 2002.  For the six months ended September 30, 2003, income from insurance commissions increased $174 thousand to $2.2 million from the $2.0 million for the same period in 2002.

Income from trust and investment services was $237 thousand for the three months ended September 30, 2003, up $63 thousand from the same period in 2002.  For the six months ended September 30, 2003, trust and investment services income was $490 thousand, up $193 thousand from the same period in 2002.  These increases can be attributed to the expansion of the Company’s market area and customer base.

Income from mortgage banking and other mortgage fees was $1.7 million for the three months ended September 30, 2003, as compared to $625 thousand for the same period in 2002.  For the six months ended September 30, 2003, mortgage banking and other mortgage fees was $3.0 million, as compared to $948 thousand for the same period in 2002.  This increase is primarily the result of an increase in earnings from the Company’s investment in Homestead Funding, a mortgage banking company, as well as higher broker fees realized from the Company’s own mortgage brokerage subsidiary.  Additionally, the Company realized an increase in fee income associated with residential mortgage refinances.  As refinance activity declines in future periods, the Company’s fee income from loan refinancings is expected to decrease.

Total other operating expenses were $13.7 million for the three months ended September 30, 2003, down from $15.3 million from the same period in 2002.  For the six months ended September 30, 2003, total other operating expenses were $28.0 million, down $2.6 million from the same period a year earlier.  The decreases in both time periods were due to lower expenses in occupancy and equipment and other expenses, partially offset by an increase in legal and other professional fees.

Occupancy and equipment expense for the three months ended September 30, 2003 was $2.5 million, down $198 thousand from the $2.7 million for the same period in the prior year.  On a year to date basis, occupancy and equipment expense decreased to $5.1 million in 2003 from $6.2 million in 2002.  These expenses were lower primarily due to the reduction in costs associated with the acquisition and integration of Ambanc Holding Co., Inc. (“Ambanc”) into the Company during 2002.

Legal and other professional fees increased from $333 thousand for the three months ended September 30, 2003 to $427 thousand for the same period in 2003.  For the six month period, legal and other professional fees increased $286 thousand from $823 thousand for the 2002 period to $1.1 million for the 2003 period.  The increase can be attributed to the growth of the Company as well as consultants utilized by the Company to assist in certain cost saving initiatives.

                Other expenses were $2.6 million for the three months ended September 30, 2003, a decrease of $775 thousand from $3.4 million for the same period in 2002.  For the six months ended September 30, 2003, other expenses were $5.2 million, down from $6.4 million in 2002.  The decrease in 2003 from 2002 can be generally attributed to the reduction of merger related expenses incurred in 2002 from the acquisition of Ambanc, as well as the Company’s continued focus on cost reductions.

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

TAX EXPENSE

Tax expense decreased from $4.5 million for the three months ended September 30, 2002 to $4.0 million for the comparable period in 2003.  For the six months ended September 30, 2003, tax expense was $8.1 million, down from $8.8 million in 2002.  These decreases are primarily the result of a reduction in the Company’s effective tax rate from the Company implementing certain tax reduction strategies.

IMPACT OF INFLATION AND CHANGING PRICES

                The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increasing cost of the Company’s operations.  Unlike most industrial companies, nearly all assets and liabilities of the Company are monetary.  As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation.  In addition, interest rates do not necessarily move in the direction, or to the same extent as the price of goods and services.

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

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

Table A. Financial Highlights

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Financial Ratios
Basic earnings per share	$ 0.57	$ 0.51	$ 1.11	$ 0.97
Diluted earnings per share	0.55	0.49	1.08	0.94
Return on average assets(1)	1.25%	1.12%	1.24%	1.08%
Return on average equity(1)	11.91	11.49	11.81	11.21
Return on average tangible equity(1)	16.27	16.29	16.16	16.02
Dividend payout ratio	27.11	24.21	25.76	23.22
Net interest rate spread	3.25	3.77	3.33	3.78
Net interest margin(1)	3.56	4.14	3.65	4.14
Efficiency ratio(2)	50.90	52.08	50.87	53.52
Expenses to average assets ratio(1)(2)	2.15	2.35	2.18	2.39

	At Period Ended
	September 30,	June 30,	March 31,
	2003	2003	2003	2002
Share Information
Book value per share	$ 19.16	$ 18.89	$ 18.43	$ 16.66
Book value per share, including unallocated ESOP shares and unvested RRP shares	17.67	17.43	17.02	15.20
Tangible book value per share	14.09	13.82	13.34	11.44
Tangible book value per share, including unallocated ESOP shares and unvested RRP shares	13.00	12.75	12.32	10.44
Closing market price	32.14	27.92	22.98	24.13

Capital Ratios
Equity to total assets	10.64%	10.42%	10.35%	9.20%
Tangible equity to tangible assets	8.05	7.84	7.71	6.51

Asset Quality Ratios
Non-performing loans to total loans	1.26%	1.33%	1.22%	0.94%
Non-performing assets to total assets	0.83	0.90	0.84	0.77
Allowance for loan losses to:
Loans	2.42	2.35	2.32	1.92
Nonperforming loans	191.76	176.53	189.95	203.51

	(1) Annualized for the three and six month periods.
	(2) Ratio does not include other real estate owned and repossessed property expenses and other intangible assets
	amortization for each period. Efficiency ratio also does not include net securities transactions.

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

Table B. Average Balances, Interest, and Yields
Three Months Ended September 30,
2003	2002
(In thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate

Earning assets
Federal funds sold	$ 237,082	$ 615	1.03%	$ 249,439	$ 1,108	1.76%
Securities available for sale (1)	471,950	3,884	3.27	207,933	2,888	5.51
Federal Home Loan Bank of New York stock	18,859	-	-	21,898	161	2.92
Loans (2)	1,630,670	27,909	6.81	1,860,008	35,081	7.48
Total earning assets	2,358,561	32,408	5.47%	2,339,278	39,238	6.65%

Cash and due from banks	59,142	37,025
Allowance for loan losses	(39,046)	(37,185)
Other nonearning assets	149,918	152,868
Total assets	$ 2,528,575	$ 2,491,986

Interest-bearing liabilities
Savings accounts	$ 603,279	$ 1,761	1.16%	$ 537,216	$ 2,620	1.93%
N.O.W. and money market accounts	364,657	717	0.78	304,349	1,089	1.42
Time deposit accounts	653,766	4,206	2.56	743,694	6,047	3.23
Mortgagors' escrow deposits	12,954	70	2.15	16,654	96	2.29
Securities sold under agreements to repurchase	18,310	48	1.04	21,390	96	1.78
Short-term FHLB advances	33	-	1.10	217	1	1.83
Long-term FHLB borrowings	375,535	4,516	4.78	415,865	4,877	4.65
Total interest-bearing liabilities	2,028,534	11,318	2.22%	2,039,385	14,826	2.88%

Noninterest-bearing deposits	209,361	181,892
Other noninterest-bearing liabilities	25,998	26,681
Shareholders' equity	264,682	244,028
Total liabilities and shareholders' equity	$ 2,528,575	$ 2,491,986

Net interest income	$ 21,090	$ 24,412

Net interest spread	3.25%	3.77%

Net interest margin	3.56%	4.14%

(1) Average balances include fair value adjustment.
(2) Average balances include nonaccrual loans.

Six Months Ended September 30,
2003	2002
Average	Average	Average	Average
(In thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Earning assets
Federal funds sold	$ 267,773	$ 1,560	1.17%	$ 221,873	$ 1,966	1.77%
Securities available for sale (1)	430,453	7,395	3.44	212,020	5,908	5.56
Federal Home Loan Bank of New York stock	19,086	275	2.88	22,381	397	3.54
Loans (2)	1,632,227	56,907	6.97	1,875,203	70,618	7.51
Total earning assets	$2,349,539	66,137	5.63%	$2,331,477	78,889	6.75%

Cash and due from banks	57,304	39,481
Allowance for loan losses	(38,780)	(36,902)
Other nonearning assets	150,169	158,449
Total assets	$2,518,232	$2,492,505

Interest-bearing liabilities
Savings accounts	$ 595,164	$ 3,723	1.25%	$ 526,234	$ 5,277	2.00%
N.O.W. and money market accounts	361,811	1,555	0.86	298,844	2,128	1.42
Time deposit accounts	661,231	8,735	2.64	762,022	12,814	3.35
Mortgagors' escrow deposits	11,084	121	2.18	14,921	172	2.30
Securities sold under agreements to repurchase	17,798	98	1.10	20,304	185	1.82
Short-term FHLB advances	16	-	1.10	109	1	1.83
Long-term FHLB borrowings	380,810	9,071	4.76	425,444	9,925	4.65
Total interest-bearing liabilities	2,027,914	23,303	2.30%	2,047,878	30,502	2.97%

Noninterest-bearing deposits	200,636	177,442
Other noninterest-bearing liabilities	25,868	26,900
Shareholders' equity	263,814	240,285
Total liabilities and shareholders' equity	$2,518,232	$2,492,505

Net interest income	$ 42,834	$ 48,387

Net interest spread	3.33%	3.78%

Net interest margin	3.65%	4.14%

(1) Average balances include fair value adjustment.
(2) Average balances include nonaccrual loans.

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

Table C. Volume and Rate Analysis

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2003 vs 2002			2003 vs 2002
	Due To	Due To	Net	Due To	Due To	Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change

Interest income
Federal funds sold	$ (53)	$ (440)	$ (493)	$ 354	$ (760)	$ (406)
Securities available for sale	2,531	(1,535)	996	4,386	(2,899)	1,487
Federal Home Loan Bank of New York stock	(20)	(141)	(161)	(54)	(68)	(122)
Loans	(4,145)	(3,027)	(7,172)	(8,718)	(4,993)	(13,711)
Total interest income	(1,687)	(5,143)	(6,830)	(4,032)	(8,720)	(12,752)

Interest expense
Savings accounts	$ 291	$ (1,150)	$ (859)	$ 624	$ (2,178)	$ (1,554)
N.O.W. and money market accounts	186	(558)	(372)	387	(960)	(573)
Time deposit accounts	(680)	(1,161)	(1,841)	(1,556)	(2,523)	(4,079)
Mortgagors' escrow deposits	(20)	(6)	(26)	(42)	(9)	(51)
Securities sold under agreements to repurchase	(12)	(36)	(48)	(21)	(66)	(87)
Short-term FHLB advances	-	(1)	(1)	-	(1)	(1)
Long-term FHLB borrowings	(493)	132	(361)	(1,060)	206	(854)
Total interest expense	(728)	(2,780)	(3,508)	(1,668)	(5,531)	(7,199)

Net interest income	$ (959)	$ (2,363)	$ (3,322)	$ (2,364)	$ (3,189)	$ (5,553)

Note: Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

Table D. Loan Portfolio Analysis

	September 30,		March 31,
(In thousands)	2003		2003		2002
	Amount	%	Amount	%	Amount	%

Loans secured by real estate:
Residential	$ 926,107	57.7%	$ 968,923	58.8%	$1,203,866	63.2%
Commercial	403,964	25.1	410,604	24.9	429,692	22.6
Construction	24,090	1.5	21,615	1.3	18,378	1.0
Total loans secured by real estate	$1,354,161	84.3%	$1,401,142	85.0%	$1,651,936	86.8%

Other loans:
Manufactured housing	$ 56,687	3.5%	$ 60,610	3.7%	$ 67,660	3.6%
Commercial	119,824	7.5	112,905	6.8	109,083	5.7
Financed insurance premiums	45,184	2.8	41,159	2.5	30,727	1.6
Consumer	25,018	1.6	29,114	1.8	38,416	2.0
Total other loans	$ 246,713	15.4%	$ 243,788	14.8%	$ 245,886	12.9%

Net premiums and unearned discounts, and net deferred loan origination fees and costs	4,679	0.3	4,156	0.2	6,382	0.3
Total loans	$1,605,553	100.0%	$1,649,086	100.0%	$1,904,204	100.0%
Allowance for loan losses	(38,912)		(38,276)		(36,572)
Net loans	$1,566,641		$1,610,810		$1,867,632

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

Table E. Nonperforming Assets

	September 30,	March 31,
(In thousands)	2003	2003	2002

Nonperforming loans
Residential real estate	$ 4,513	$ 5,836	$ 7,431
Commercial real estate	8,454	7,572	3,905
Commercial loans	2,741	309	751
Manufactured housing	1,347	1,932	2,880
Financed insurance premiums	3,032	4,057	2,445
Consumer	205	445	559
Total nonaccrual loans	$ 20,292	$ 20,151	$ 17,971

Foreclosed and repossessed property
Residential real estate	$ 150	$ 164	$ 96
Commercial real estate	-	-	135
Repossessed property	553	670	1,021
Total foreclosed and repossessed property	$ 703	$ 834	$ 1,252

Total nonperforming assets	$ 20,995	$ 20,985	$ 19,223
Allowance for loan losses	$ 38,912	$ 38,276	$ 36,572

Allowance to nonperforming loans	191.76%	189.95%	203.51%
Nonperforming assets to total assets	0.83%	0.84%	0.77%
Nonperforming loans to total loans	1.26%	1.22%	0.94%

Hudson River Bancorp, Inc.

Management’s Discussion and Analysis

(continued)

Table F. Loan Loss Experience

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2003	2002	2003	2002

Loans outstanding (end of period)	$1,605,553	$1,828,514	$1,605,553	$1,828,514

Average loans outstanding (period to date)	$1,630,670	$1,860,008	$1,632,227	$1,875,203

Allowance for loan losses at beginning of period	$ 38,854	$ 37,370	$ 38,276	$ 36,572

Loan charge-offs:

Residential real estate	(44)	(55)	(111)	(70)
Commercial real estate	(23)	(596)	(35)	(676)
Commercial loans	-	(374)	(16)	(646)
Manufactured housing	(361)	(325)	(730)	(680)
Consumer	(221)	(104)	(499)	(188)
Financed insurance premiums	(864)	(214)	(1,003)	(326)
Total charge-offs	(1,513)	(1,668)	(2,394)	(2,586)

Loan recoveries:

Residential real estate	31	1	104	36
Commercial real estate	138	17	144	22
Commercial loans	12	8	36	14
Manufactured housing	89	48	135	82
Consumer	26	34	47	71
Financed insurance premiums	75	81	164	180
Total recoveries	371	189	630	405
Loan charge-offs, net of recoveries	(1,142)	(1,479)	(1,764)	(2,181)
Provision charged to operations	1,200	1,500	2,400	3,000
Allowance for loan losses at end of period	$ 38,912	$ 37,391	$ 38,912	$ 37,391

Ratio of net charge-offs to average loans outstanding (annualized)	0.28%	0.32%	0.22%	0.23%

Provision to average loans outstanding (annualized)	0.29%	0.32%	0.29%	0.32%

Allowance to loans outstanding	2.42%	2.04%	2.42%	2.04%

Hudson River Bancorp, Inc.

ITEM 3:                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                See detailed discussion of market risk within the Risk Management section of Management’s Discussion and Analysis included in Item 2 of this Form 10-Q.

ITEM 4:                 CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the company’s senior management as of September 30, 2003.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)   Changes in Internal Controls: There have been no changes to the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and assess ways to improve its control and procedures over time and to correct any deficiencies that it may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business.  While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

HUDSON RIVER BANCORP, INC.

PART II-  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                                                None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                                                None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                The Company held an annual meeting of shareholders on August 21, 2003.   At the meeting, proposals to (i) Elect Directors Herrington, Tecler, and Koskey for three year terms and Director Mashuta for a two year term, and (ii) Ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending March 31, 2004 were approved.  The votes cast for and against these proposals, and the number of abstentions with respect to each of these proposals, were as follows:

Election of Directors
	For	Withheld
Marilyn A. Herrington	13,026,998	86,381
Ronald S. Tecler, DMD	13,022,718	90,661
Anthony J. Mashuta	13,026,086	87,293
Richard Koskey	13,030,828	82,551

Ratification of KPMG LLP as Independent Auditors
For	Against	Abstentions
11,749,509	1,328,818	35,050

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

31.1   Certification of Chief Executive Officer, as adopted pursuant to rule 13a-14(a)/15d-14(a)

31.2   Certification of Chief Financial Officer, as adopted pursuant to rule 13a-14(a)/15d-14(a)

32.1   Certification of Chief Executive Officer, as adopted by U.S.C. section 1350

32.2   Certification of Chief Financial Officer, as adopted by U.S.C. section 1350

(b)   Reports on Form 8-K:

A current report on Form 8-K was filed with the SEC on October 17, 2003 releasing the Company’s earnings results for the three and six months ended September 30, 2003.

Hudson River Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON RIVER BANCORP, INC.

11/7/03 Date	/s/Carl A. Florio Carl A. Florio, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)
11/7/03 Date	/s/Timothy E. Blow Timothy E. Blow, Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit 31.1

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

4.             The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                                a)             designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                b)            evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, and

                                c)             disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                                a)             All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 7, 2003
/s/ Carl A. Florio
Carl A. Florio
Chief Executive Officer

Hudson River Bancorp, Inc.

Exhibit 31.2

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

4.             The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                                a)             designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                                b)            evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, and

                                c)             disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.             The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                                a)             All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: November 7, 2003
/s/ Timothy E. Blow
Timothy E. Blow
Chief Financial Officer

Hudson River Bancorp, Inc.

Exhibit 32.1

CERTIFICATION

The undersigned, the President and Chief Executive Officer of Hudson River Bancorp, Inc. (“the Company”), hereby certifies in his capacity as an officer that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2003 fully complies with the requirements of Section 13(a) and Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

11/7/03	/s/Carl A. Florio
Date:	Carl A. Florio
Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Hudson River Bancorp, Inc. and will be retained by Hudson River Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

Hudson River Bancorp, Inc.

Exhibit 32.2

CERTIFICATION

The undersigned, the Chief Financial Officer of Hudson River Bancorp, Inc. (“the Company”), hereby certifies in his capacity as an officer that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2003 fully complies with the requirements of Section 13(a) and Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

11/7/03	/s/Timothy E. Blow
Date:	Timothy E. Blow
Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Hudson River Bancorp, Inc. and will be retained by Hudson River Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

