Form 10-Q
period 2003-12-31
HUDSON RIVER BANCORP INC
filed 2004-02-13
CIK 1057007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-24187
HUDSON RIVER BANCORP, INC.

(Exact name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	14-1803212 (I.R.S. Employer Identification No.)

One Hudson City Centre, Hudson New York (Address of principal executive offices)	12534 (Zip Code)

Registrant's telephone number, including area code:    (518)  828-4600

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         [X] YES     [   ] NO

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Act).          [X] YES     [   ] NO

         As of February 5, 2004, there were issued and outstanding 30,340,036 shares of the Registrant's Common Stock.

NEXT PAGE

FORM 10-Q
HUDSON RIVER BANCORP, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)

Consolidated Balance Sheets at December 31, 2003 and March 31, 2003

Consolidated Income Statements for the three and nine months ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the nine months ended December 31, 2003 and 2002

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

EXHIBIT INDEX

SIGNATURE PAGE

i
NEXT PAGE

Item 1. Financial Statements

Hudson River Bancorp, Inc.
Consolidated Balance Sheets
(unaudited)

	December 31,	March 31,
(In thousands, except share and per share data)	2003	2003
Assets
Cash and due from banks	$ 58,837	$ 64,869
Money market investments	50,071	-
Federal funds sold	32,800	303,300
Cash and cash equivalents	141,708	368,169
Securities available for sale, at fair value	661,084	341,524
Federal Home Loan Bank of New York (FHLB) stock, at cost	21,722	19,332
Loans	1,639,405	1,649,086
Allowance for loan losses	(39,602)	(38,276)
Net loans	1,599,803	1,610,810
Accrued interest receivable	10,080	9,634
Premises and equipment, net	27,330	28,447
Other real estate owned (OREO) and repossessed property	692	834
Goodwill	65,304	65,304
Intangible assets, net	5,213	6,021
Other assets	46,323	44,837
Total assets	$2,579,259	$2,494,912
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Savings	608,030	577,259
N.O.W. and money market	370,804	353,257
Time deposits	618,034	677,605
Noninterest-bearing	214,825	190,252
Total deposits	1,811,693	1,798,373
Securities sold under agreements to repurchase	22,139	18,357
Long-term FHLB borrowings	434,206	386,628
Mortgagors' escrow deposits	9,500	6,306
Other liabilities	28,280	27,005
Total liabilities	2,305,818	2,236,669
Shareholders' Equity:
Preferred stock, $.01 par value, Authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value, Authorized 40,000,000 shares;
Issued 17,853,750 shares	179	179
Additional paid-in capital	176,858	177,467
Unallocated common stock held by ESOP	(11,128)	(11,128)
Unvested restricted stock awards	(3,307)	(3,495)
Treasury stock, at cost (2,697,903 and 2,684,621 shares)	(30,014)	(29,399)
Retained earnings, substantially restricted	139,967	122,630
Accumulated other comprehensive income	886	1,989
Total shareholders' equity	273,441	258,243
Total liabilities and shareholders' equity	$2,579,259	$2,494,912
See accompanying notes to unaudited consolidated interim financial statements.

NEXT PAGE

Hudson River Bancorp, Inc.
Consolidated Income Statements
(unaudited)

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(In thousands, except per share data)	2003	2002	2003	2002
Interest income:
Loans, including fees	$27,278	$32,834	$84,185	$103,452
Securities available for sale	4,646	2,823	12,041	8,731
Money market investments	71	-	71	-
Federal funds sold	328	1,029	1,888	2,995
Federal Home Loan Bank of New York stock	54	278	329	675
Total interest income	32,377	36,964	98,514	115,853
Interest expense:
Deposits	5,869	8,764	20,003	29,155
Securities sold under agreements to repurchase	58	75	156	260
Short-term FHLB advances	-	7	-	8
Long-term FHLB borrowings	4,438	4,660	13,509	14,585
Total interest expense	10,365	13,506	33,668	44,008
Net interest income	22,012	23,458	64,846	71,845
Provision for loan losses	1,200	1,500	3,600	4,500
Net interest income after
provision for loan losses	20,812	21,958	61,246	67,345
Other operating income:
Service charges on deposit accounts	2,098	2,026	6,249	5,442
Net securities transactions	-	-	47	-
Insurance commissions	854	701	3,047	2,720
Trust and investment services income	299	137	789	434
Mortgage banking and other loan fees	1,281	1,300	4,295	2,248
Other income	532	408	1,880	1,238
Total other operating income	5,064	4,572	16,307	12,082
Other operating expenses:
Compensation and benefits	8,071	8,140	23,521	23,953
Occupancy and equipment	2,326	2,715	7,437	8,903
OREO and repossessed property, net	237	152	170	163
Advertising	262	493	893	1,213
Legal and other professional fees	264	297	1,373	1,120
Intangible assets amortization	269	341	811	1,002
Other expenses	2,535	2,722	7,717	9,092
Total other operating expenses	13,964	14,860	41,922	45,446
Income before tax expense	11,912	11,670	35,631	33,981
Tax expense	3,989	4,497	12,133	13,301
Net income	$ 7,923	$ 7,173	$23,498	$ 20,680
Basic earnings per share (1)	$ 0.28	$ 0.26	$ 0.84	$ 0.75
Diluted earnings per share (1)	$ 0.27	$ 0.25	$ 0.81	$ 0.72

See accompanying notes to unaudited consolidated interim financial statements.
(1) Per share data has been restated to give effect to a 2-for-1 stock split effective January 15, 2004.

NEXT PAGE

Hudson River Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	December 31,
(In thousands)	2003	2002
Cash flows from operating activities:
Net income	$ 23,498	$ 20,680
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	2,821	3,775
Intangible assets amortization	811	1,002
Provision for loan losses	3,600	4,500
Amortization of restricted stock awards	537	556
Net securities transactions	(47)	-
Writedowns of OREO and repossessed property to fair value	449	593
Net gain on sales of OREO and repossessed property	(904)	(1,528)
Net loss on sales and disposal of premises and equipment	145	369
Net (increase) decrease in accrued interest receivable	(446)	1,863
Net increase in other assets	(754)	(1,676)
Net increase (decrease) in other liabilities	1,275	(5,599)
Net cash provided by operating activities	30,985	24,535

Cash flows from investing activities:
Proceeds from sales of securities available for sale	73	-
Proceeds from maturities, calls and paydowns of securities available for sale	134,700	71,570
Purchases of securities available for sale	(456,124)	(102,897)
Purchase of FHLB of New York stock	(3,738)	(986)
Redemption of FHLB of New York stock	1,348	3,623
Net loans repaid by customers	6,135	171,975
Proceeds from sales of and payments received on OREO
and repossessed property	1,869	2,919
Proceeds from sale of premises and equipment	442	15
Surrender of bank-owned life insurance	-	10,520
Purchases of premises and equipment	(2,291)	(3,643)
Net cash (used in) provided by investing activities	(317,586)	153,096

Cash flows from financing activities:
Net increase (decrease) in deposits	13,320	(950)
Net increase in short-term borrowings	3,782	3,918
Issuance of long-term FHLB borrowings	75,000	75,000
Repayment of long-term FHLB borrowings	(27,422)	(133,154)
Net increase in mortgagors' escrow deposits	3,194	563
Net proceeds from exercise of stock options	669	388
Dividends paid	(6,161)	(4,846)
Purchase of treasury stock	(2,242)	(1,250)
Net cash provided by (used in) financing activities	60,140	(60,331)

Net (decrease) increase in cash and cash equivalents	(226,461)	117,300
Cash and cash equivalents at beginning of period	368,169	220,497
Cash and cash equivalents at end of period	$ 141,708	$ 337,797

NEXT PAGE

Supplemental cash flow information:
Interest paid	$ 33,880	$ 44,861
Income taxes paid	13,460	12,917

Supplemental disclosures of non-cash investing and financing activities:
Loans transferred to OREO and repossessed property	$ 1,272	$ 1,850
Adjustment of securities available for sale to fair value, net of tax	(1,103)	3,833

See accompanying notes to unaudited consolidated interim financial statements.

NEXT PAGE

Hudson River Bancorp, Inc.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

         1. The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K as of and for the year ended March 31, 2003. Operating results for the three and nine month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

         2. Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax. Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates. Comprehensive income for the three month periods ended December 31, 2003 and 2002 was $7.6 million and $7.5 million, respectively. Comprehensive income for the nine month periods ended December 31, 2003 and 2002 was $22.4 million and $24.5 million, respectively.

         3. In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred. Related costs are capitalized as part of the carrying amounts of the assets to be retired and amortized over the assets' useful lives. The Company adopted SFAS No. 143 as of April 1, 2003. There was no material impact on the Company's consolidated financial statements as a result of the adoption of SFAS No. 143.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. FIN No. 46 was effective for all VIEs created after January 31, 2003. For VIEs created prior to February 1, 2003, FIN No. 46 was to be effective July 1, 2003. However, the FASB postponed that effective date to December 31, 2003. In December 2003, the FASB issued a revised FIN No. 46 (FIN No. 46R) which further delayed the effective date until March 31, 2004 for VIEs created prior to February 1, 2003, except for special purpose entities which must adopt either FIN No. 46 or FIN No. 46R as of December 31, 2003. As of December 31, 2003, the Company has no special purpose entities for which FIN No. 46 or FIN No. 46R must be applied. The requirements of FIN No. 46 or FIN No. 46R are not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. There was no material impact on the Company's consolidated financial statements as a result of the adoption of SFAS No. 149.

NEXT PAGE

Hudson River Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
(continued)

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003, except for certain mandatorily redeemable financial instruments for which the effective date has been deferred indefinitely. The Company currently does not have any financial instruments that are within the scope of this statement. The adoption of this pronouncement did not have any effect on the Company's consolidated financial statements.

         In December 2003, the FASB issued SFAS No. No. 132 (revised), "Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS No. 132 (revised) prescribes employers' disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003.

         4. The Company has a stock option plan for officers and directors and has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The Company applies APB Opinion No. 25 and related Interpretations in accounting for its Stock Option Plan. For fixed stock option awards, compensation expense is not recognized for awards to employees and directors since the exercise price of the option is equal to the fair value of the underlying stock at the grant date. SFAS No. 123 requires companies not using a fair value based method of accounting for stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied. The pro forma effects of stock-based compensation arrangements are based on the estimated grant date fair value of stock options that are expected to vest, calculated pursuant to the provisions of SFAS No. 123. Pro forma compensation expense, net of applicable income tax effect, is recognized over the vesting period.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in the nine month periods ended December 31, 2003 and 2002: dividend yield of 2.16% and 1.69%; expected volatility of 30.07% and 44.07%; risk-free interest rates of 2.19% and 5.12%; and expected lives of 3 and 5 years, respectively. The weighted-average fair value at the grant date for the options granted during the nine month periods ended December 31, 2003 and 2002 were $4.64 and $9.39, respectively.

NEXT PAGE

Hudson River Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
(continued)

         Pro forma disclosures for the Company for the three and nine months ended December 31, 2003 and 2002 utilizing the estimated fair value of all options granted since plan inception and an assumed 5% forfeiture rate (adjusted for actual forfeitures) are as follows:

		For the Three		For the Nine
		Months Ended December 31,		Months Ended December 31,
(In thousands, except per share data)		2003	2002	2003	2002
Net income:
As reported		$ 7,923	$ 7,173	$ 23,498	$ 20,680
Add:	Stock-based compensation expense related to restricted stock awards, included in reported net income, net of related tax effects	106	111	322	333
Deduct:	Pro forma stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(273)	(240)	(822)	(719)

Pro forma		$ 7,756	$ 7,044	$ 22,998	$ 20,294

Basic earnings per share:
As reported (1)		$ 0.28	$ 0.26	$ 0.84	$ 0.75
Pro forma (1)		0.28	0.25	0.82	0.73

Diluted earnings per share:
As reported (1)		0.27	0.25	0.81	0.72
Pro forma (1)		0.27	0.25	0.80	0.71

(1) Per share data has been restated to give effect to a 2-for-1 stock split effective January 15, 2004.

         Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model, in management's opinion, does not necessarily provide a reliable single measure of the fair value of its stock options. In addition, the pro forma effect on reported net income and earnings per share for the three and nine months ended December 31, 2003 and 2002 may not be representative of the pro forma effects on reported net income or earnings per share for future periods.

         5. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and nine month periods ended December 31, 2003 and 2002. Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period. Unallocated common shares held by the Company's Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

NEXT PAGE

Hudson River Bancorp, Inc.
Notes to Unaudited Consolidated Interim Financial Statements
(continued)

	For the Three		For the Nine
	Months Ended December 31,		Months Ended December 31,
(In thousands, except for share and per share data)	2003	2002	2003	2002

Net income	$ 7,923	$ 7,173	$ 23,498	$ 20,680

Weighted average common shares outstanding (1)	27,962,300	27,668,228	27,970,150	27,697,724
Dilutive effect of potential common shares outstanding:
Stock options (1)	755,250	634,754	687,450	659,804
Restricted stock awards (1)	269,074	278,894	241,850	274,440

Weighted average common shares and potential
common shares outstanding (1)	28,986,624	28,581,876	28,899,450	28,631,968

Earnings per share amounts:
Basic earnings per share (1)	$ 0.28	$ 0.26	$ 0.84	$ 0.75

Diluted earnings per share (1)	$ 0.27	$ 0.25	$ 0.81	$ 0.72

(1) Share and per share data has been restated to give effect to a 2-for-1 stock split effective January 15, 2004.

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

         The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. Standby letters of credit generally arise in connection with lending relationships. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under the standby letters of credit totaled $25.8 million at December 31, 2003 and $21.1 million at March 31, 2003 and represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD's. The fair value of the Company's standby letters of credit at December 31, 2003 and March 31, 2003 was insignificant.

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

GENERAL

         The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and its subsidiaries, Hudson River Bank & Trust Company (the "Bank") and C. W. Bostwick, Inc. ("Bostwick") (combined, the "Company"), during the three and nine months ended December 31, 2003 with comparisons to 2002 as applicable. The unaudited consolidated interim financial statements and related notes, as well as the 2003 Annual Report on Form 10-K, should be read in conjunction with this review. Amounts in prior periods' consolidated financial statements are reclassified whenever necessary to conform to the current period's presentation.

         The Company's primary market area, with 50 full-service branches as of December 31, 2003, is the Capital District region of New York state. The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. The Company's principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities. The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings. Net income of the Company is also affected by provisions for loan losses and other operating income, such as fees on deposit related services and insurance commissions; it is also impacted by other operating expenses, such as compensation and benefits, occupancy and equipment expenses, and federal and state income taxes.

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

OVERVIEW

         The Company realized net income for the three months ended December 31, 2003 amounting to $7.9 million, or $0.27 diluted earnings per share, up $750 thousand from the $7.2 million, or $0.25 diluted earnings per share, earned during the three months ended December 31, 2002. Net income for the nine months ended December 31, 2003 was $23.5 million, or $0.81 diluted earnings per share, up $2.8 million from the $20.7 million, or $0.72 diluted earnings per share, earned during the same period a year previous. Per share information has been restated to give effect to the 2-for-1 stock split which was effective January 15, 2004. The increases over the prior year results were a result of higher other operating income, lower other operating expenses, lower provision for loan losses and lower tax expense, partially offset by a decrease in net interest income. For the three months ended December 31, 2003, the Company's return on average assets was 1.25%, up from 1.16% for the same period in 2002. The Company's return on average equity for the three months ended December 31, 2003 was 11.65%, up from 11.44% in the 2002 period. The Company's return on average tangible equity for the three months ended December 31, 2003 was 15.77%, down from 16.07% for the same period in 2002. See Table A, "Financial Highlights".

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

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Earning Assets

         Total average earning assets increased to $2.4 billion for the three months ended December 31, 2003, up from $2.3 billion in the same period of 2002. For the nine months ended December 31, 2003 and 2002, average earning assets were $2.3 billion. Interest income for the three months ended December 31, 2003 was $32.4 million, down $4.6 million from 2002. For the nine months ended December 31, 2003, interest income was $98.5 million, a decrease of $17.3 million from 2002. Lower yields on earning assets was the primary reason for the decrease, coupled with the prepayment of higher yielding loans. The proceeds from these loans were reinvested in lower yielding securities available for sale, and to a lesser extent Federal funds sold. The yield on earning assets declined from 6.38% for the three months ended December 31, 2002 to 5.48% in 2003. For the nine months ended December 31, 2003, yields declined from 6.63% in 2002 to 5.58% in 2003. The decline in the yield on earning assets was primarily due to the declining rate environment in the marketplace and the larger amount of lower yielding securities available for sale held during the current year. Earning assets at December 31, 2003 and March 31, 2003 were $2.4 billion and $2.3 billion respectively.

Loans

         The average balance of loans decreased to $1.6 billion for the three months ended December 31, 2003, down $156.6 million from the $1.8 billion average for the same period in the prior year. The yield on loans for the quarter decreased 63 basis points, from 7.33% in 2002 to 6.70% in 2003. The decrease in both balance and yield is attributed to the impact of a decrease in market interest rates during the past twelve months. These market rate decreases have caused an increase in prepayments of the portfolio's higher rate loans, and new loan originations are being made at lower rates relative to the Company's loan portfolio. Interest income on loans for the three months ended December 31, 2003 decreased to $27.3 million from $32.8 million in 2002. The decrease in average balances for the quarter resulted in a $2.8 million decrease in interest income earned on loans. Additionally, lower rates resulted in a $2.8 million decrease in interest income earned for the quarter ended December 31, 2003 from the same period in the prior year.

         On a year to date basis, average loans were $1.6 billion, down from $1.8 billion in 2002. The yield on loans for the nine months ended December 31, 2003 was 6.88%, down from 7.45% in 2002. The impact of lower average balances and lower yields resulted in a decrease of $19.3 million in interest income earned for the nine months ended December 31, 2003 compared to the same period in the previous year, with $11.5 million a result of the decrease in average balances and $7.8 million was a result of a reduction in interest rates.

         Total loans were $1.6 billion at both December 31, 2003 and March 31, 2003. Commercial loans increased to $125.9 million at December 31, 2003 from $112.9 million at March 31, 2003. Commercial real estate loans increased $7.2 million to $417.8 million at December 31, 2003 from $410.6 million at March 31, 2003. Financed insurance premiums increased $3.7 million to $44.9 million at December 31, 2003 from $41.2 million at March 31, 2003. These increases were offset by a decrease in loans secured by residential real estate from $968.9 million, or 58.8% of total loans at March 31, 2003, to $937.8 million, or 57.2% of total loans at December 31, 2003. Consumer loans decreased from $29.1 million at March 31, 2003 to $23.0 million at December 31, 2003. Manufactured housing loans decreased $6.3 million to $54.3 million at December 31, 2003 from $60.6 million at March 31, 2003. Management intends to continue to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending. Prepayments as a result of the lower rate environment of other loan types, particularly in residential loans, also reduced the balance of loans during the nine months ended December 31, 2003. Management expects the prepayment trend to continue although at a slower pace as long as rates remain at these historically low levels. While the Company does retain many refinanced mortgages, borrowers may refinance at other institutions if the Company's loan rates are not as low as the then current market. Many lenders in the Company's market area have been and continue to be very aggressive in pricing residential and commercial real estate loans. See Table D, "Loan Portfolio Analysis."

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Securities

         The average balance of securities available for sale ("securities") increased $334.4 million to $557.4 million for the three months ended December 31, 2003, up from $223.0 million for the three months ended December 31, 2002. Average securities for the nine months ended December 31, 2003 were $472.9 million, an increase of $257.2 million from the corresponding period in the previous year. Interest income earned on securities was $4.6 million for the three months ended December 31, 2003, up $1.8 million from the $2.8 million earned in 2002. The increase in average balances for the quarter resulted in a $3.1 million increase in interest income earned on securities that was partially offset by a $1.2 million decrease in interest income earned due to lower rates. On a year to date basis, interest income on securities increased from $8.7 million in 2002 to $12.0 million in 2003, as an increase in average balances more than offset the impact of a decline in rates earned.

         Securities at December 31, 2003 were $661.1 million, up $319.6 million from the $341.5 million the Company held as of March 31, 2003. The increase was due primarily to the reinvestment of Federal funds sold into higher yielding securities, offset slightly by sales, maturities, calls, and paydowns of securities. Management anticipates maintaining this higher level of securities as Federal Funds sold have been reduced and until loan demand increases.

Money Market Investments

         During the quarter ended December 31, 2003 the Company invested approximately $50 million from Federal funds sold into a money market account that is earning a yield slightly higher than the yield earned on Federal funds sold. The money market investment yielded 1.07% for the quarter ended December 31, 2003. The Company had no money market investments during the previous fiscal year.

Federal Funds Sold

         The average balance of Federal funds sold during the three months ended December 31, 2003 of $127.9 million, and $221.0 million for the nine months ended December 31, 2003, generated $328 thousand and $1.9 million in interest income for the three and nine month periods, respectively. The three month average balance was down $151.4 million from the $279.3 million reported for the three months ended December 31, 2002. The nine month average balance decreased $20.1 million from $241.1 million for the period ending December 31, 2002. The yield on Federal funds sold decreased from 1.46% for the three months ended December 31, 2002 to 1.02% for the three months ended December 31, 2003. The yield for the nine month period declined 51 basis points from 1.65% for 2002 to 1.14% for 2003. The decrease in yield is attributed to the lower interest rate environment.

         At December 31, 2003, Federal funds sold amounted to $32.8 million, down $270.5 million from the $303.3 million at March 31, 2003. The Company has utilized Federal funds for short-term liquidity and for asset/liability management purposes. As noted above, the balance of Federal funds has decreased as management redeployed some Federal funds sold into higher yielding securities and money market investments until loan demand increases.

Funding Sources

         The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding. Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company's growth in assets and to achieve interest rate sensitivity objectives. Interest-bearing liabilities at December 31, 2003 were $2.1 billion up from $2.0 billion at March 31, 2003. The average balance of interest-bearing liabilities for the three and nine month periods ended December 31, 2003 and 2002 was $2.0 billion. Interest expense for the three months ended December 31, 2003 was $10.4 million, down $3.1 million from the same period in 2002. The decline in the average rate paid from 2.69% to 2.05% for the three month period ended December 31, 2003 was the primary reason for the decline in interest expense. Interest expense for the nine months ended December 31, 2003 was $33.7 million, down $10.3 million from the same period in 2002. The decrease in interest expense was also substantially due to a decline in the average rates paid in the nine month periods from 2.88% in 2002 to 2.22% in 2003.

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Deposits

         The average balance of savings accounts increased $59.7 million to $605.2 million for the three months ended December 31, 2003, up from $545.5 million for the same period in 2003. On a year to date basis, the average balance of savings accounts was $598.5 million in 2003, up from $532.7 million in 2002. The fluctuation in average balance can be primarily attributed to depositors placing money in liquid accounts due to lower rates offered on time deposit accounts and uncertainties associated with the stock market.

         Interest expense on savings accounts decreased from $2.4 million for the quarter ended December 31, 2002 to $1.4 million for the quarter ended December 31, 2003 as the decrease in average rates paid offset the increase in interest expense resulting from an increase in the average balance. The average rates paid on these deposits were 0.89% and 1.74% for the three months ended December 31, 2003 and 2002, respectively.

         Interest expense on N.O.W. and money market accounts decreased $452 thousand to $601 thousand for the three months ended December 31, 2003 from $1.1 million for the three months ended December 31, 2002. The average balance of N.O.W. and money market accounts increased to $372.3 million from $318.9 million for the three-month period ended December 31, 2002. A decrease in average rates paid from 1.31% to 0.64% more than offset the effect of the higher average balances. For the nine months ended December 31, 2003, the average balance of N.O.W. and money market accounts increased from $305.6 million in 2002 to $365.3 million in 2003. This increase in the average balance resulted in an increase in interest expense on N.O.W. and money market accounts of $538 thousand for the nine months ended December 31, 2003. This was more than offset by a $1.6 million reduction in interest expense on N.O.W. and money market accounts for the nine months ended December 31, 2003 resulting from a 59 basis point decrease in rates paid on these accounts.

         The average balance of time deposits decreased from $704.5 million for the three months ended December 31, 2002 to $628.7 million for the three months ended December 31, 2003. On a year to date basis, the average balance of time deposits decreased from $742.8 million in 2002 to $650.3 million in 2003. Interest expense on time deposits decreased $1.4 million for the three months ended December 31, 2003 from the comparable period in 2002. Average rates paid on time deposits of 2.45% for the three months ended December 31, 2003 were down from 2.97% in 2002. The decrease in average rates paid from 3.23% for the nine months ended December 31, 2002 to 2.58% in 2003, resulted in a $3.4 million decrease in interest expense, while the decrease in the average balance of time deposits resulted in a $2.1 million decrease in interest expense for the nine months ended December 31, 2003.

         Total deposits were $1.8 billion at both December 31, 2003 and March 31, 2003. Noninterest-bearing deposits increased during this same time period from $190.3 million at March 31, 2003 to $214.8 million at December 31, 2003. Increases were generally the result of the Company's continued focus on providing commercial services to its customers, including commercial deposits, and general economic conditions which resulted in more customers moving funds from time deposits to demand accounts and other savings products.

Short-term FHLB Advances and Long-term FHLB Borrowings

         The Company had nominal average short-term FHLB advances during the nine months ended December 31, 2003 and 2002. The average balance of long-term FHLB borrowings decreased from $392.8 million for the three months ended December 31, 2002 to $372.9 million for the three months ended December 31, 2003. On a year to date basis, the average balance of long-term FHLB borrowings decreased from $414.6 million in 2002 to $378.2 million in 2003. The decrease for both the three and nine month periods is primarily attributed to the calls, maturities, and scheduled repayment of borrowings which were offset in part by the Company taking advantage of opportunities to enhance its interest rate risk profile by adding long-term FHLB borrowing at historically low rates during the quarter.

         The Company had no short-term FHLB advances at December 31, 2003 or March 31, 2003. Long-term FHLB borrowings were $434.2 million at December 31, 2003 up from $386.6 million at March 31, 2003. The increase in this category as mentioned previously, was primarily attributed to the addition of FHLB borrowings during the quarter offset slightly by the calls, maturities and scheduled repayment of borrowings. The increase in FHLB borrowings related to management's decision to add some leverage to the balance sheet by purchasing securities available for sale at modest spreads over borrowing rates available. Management intends to add an additional $30 million of leverage in the quarter ended March 31, 2004. The interest rates on the long-term FHLB borrowings are generally fixed with maturities ranging from two months to nine years, with call options ranging from one month to three years.

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Net Interest Income

         Net interest income for the three months ended December 31, 2003 was $22.0 million, down from the $23.5 million for the three months ended December 31, 2002. For the nine months ended December 31, 2003, net interest income decreased $7.0 million to $64.8 million from $71.8 million for the same period a year previous. The decrease was the result of a decline in the average balance of loans and lower rates earned on average earning assets, offset in part by lower balances of time deposit accounts and long-term FHLB borrowings as well as lower rates paid on interest-bearing liabilities. As a result of these volume and rate fluctuations, the Company's net interest margin for the three months ended December 31, 2003 was 3.73%, down from 4.05% for the three months ended December 31, 2002. For the nine months ended December 31, 2002, the net interest margin was 3.67%, down from 4.11% for the same period in 2002. See Table B, "Average Balances, Interest and Yields" and Table C, "JVolume and Rate Analysis".

Noninterest Sensitive Assets and Liabilities

         Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill, other intangible assets, and other assets. Total noninterest sensitive assets amounted to $154.9 million at December 31, 2003, down $135 thousand from the March 31, 2003 level. This decrease can be attributed to depreciation and amortization on fixed assets and other intangible assets, offset mostly by an increase in accrued interest receivable due to an increase in the balance of the securities portfolio, a $935 thousand increase in the level of the Company's net taxes receivable primarily due to the fluctuation in timing and amount of income tax payments made, and a $965 thousand increase in undistributed earnings from the Company's equity investment in Homestead Funding, a mortgage banking company.

         Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities. Noninterest-bearing deposits increased from $190.3 million at March 31, 2003 to $214.8 million at December 31, 2003. This increase is primarily a result of the growth in the Company's commercial accounts, which are generally noninterest-bearing. There were no significant changes in the level of other liabilities during the nine months ended December 31, 2003.

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

         Total nonperforming assets at December 31, 2003 were $20.5 million or 0.79% of total assets, down from $21.0 million or 0.84% of total assets at March 31, 2003. Nonperforming loans at December 31, 2003 decreased $349 thousand from March 31, 2003. This decrease is primarily a function of increases in commercial real estate and commercial nonaccruals of $293 thousand and $2.0 million, respectively, offset by decreases in residential real estate, financed insurance premiums, and manufactured housing nonaccruals of $1.5 million, $520 thousand, and $377 thousand, respectively. The increase in commercial loan nonaccruals is primarily attributed to the addition during the second fiscal quarter of one commercial customer whose loan totaled $1.6 million. The loan was considered in the evaluation of the level of the allowance for loan losses.

         As of December 31, 2003, there were $29.7 million of other loans not included in the category of nonperfoming loans where known information about the possible credit or other problems of borrowers caused management to have concerns as to the ability of the borrower to comply with present loan repayment terms. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Allowance and Provision for Loan Losses

         The allowance for loan losses at December 31, 2003 was $39.6 million, up from $38.3 million at March 31, 2003. The allowance as a percentage of nonperforming loans increased from 190.0% at March 31, 2003 to 200.0% at December 31, 2003. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company's loan portfolio. Increases in adversely rated and nonaccrual commercial and commercial real estate loans during the nine months ended December 31, 2003 resulted in higher reserves allocated to these loan categories by management. Decreases in the outstanding balances of residential loans, manufactured housing loans, and consumer loans resulted in reduced amounts of general reserves allocated to these loan types. The increase in outstanding finance insurance premiums resulted in higher amounts of allowance allocated to financed insurance premiums. As a result of management's evaluation of current economic trends, and the ultimate impact on the repayment ability of the Company's customers, the unallocated portion of the allowance for loan losses increased slightly during the nine months ended December 31, 2003. At December 31, 2003, the balance of the allowance for loan losses is management's best estimate of probable loan losses existing in the loan portfolio. Net charge-offs for the three months ended December 31, 2003 were $510 thousand, down from $970 thousand for the same period in 2002. For the nine months ended December 31, 2003, net charge-offs were $2.3 million, down from the $3.2 million in 2002.

         As a result of management's analysis of the risk characteristics of the lending portfolio, as well as the trends and levels of nonperforming and other delinquent loans and net chargeoffs, a provision for loan losses of $1.2 million was recorded for the three months ended December 31, 2003. The $1.2 million provision is down $300 thousand from the provision recorded for the three months ended December 31, 2002. For the nine months ended December 31, 2003, the Company recorded a provision for loan losses of $3.6 million, down from $4.5 million in the prior year. The provision as a percentage of average loans declined from 0.34% for the three months ended December 31, 2002 to 0.29% in 2003. The decline in this ratio is primarily a result of the decrease in the provision charged to operations. The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans. The growth in loan balances, net charge-offs, risk elements of the Company's loan portfolio, economic conditions in the Company's market area and nonperforming loan balances are the primary factors which are considered in determining the levels of the Company's provision for loan losses. See Table E, "Non-Performing Assets" and Table F, "Loan Loss Experience."

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

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

         Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive as of December 31, 2003. As a result, rising interest rates projected over a 12-month horizon are estimated to have a positive effect on net interest income; conversely, falling interest rates projected over the same 12-month horizon are estimated to have a negative effect on net interest income. The Company's interest rate sensitivity has not significantly changed since March 31, 2003. Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income. The Company's purchases of securities, retention or sale of fixed rate loan products, utilization of longer term borrowings, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk. Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

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

         The Company's cash inflows result primarily from loan repayments; sales, maturities, principal payments, and calls of securities; new deposits; and borrowings from the Federal Home Loan Bank of New York. The Company's cash outflows consist of new loan originations; security purchases; deposit withdrawals; repayments of borrowings; operating expenses; and treasury stock purchases. Net cash outflows from investing activities, primarily consisting of purchases of securities offset by maturities and calls of securities, were $317.6 million in the nine months ended December 31, 2003, as compared to $153.1 million of net cash inflows from investing activities for the same period in 2003, primarily from loan repayments and maturities and calls of securities. Net cash provided by financing activities, primarily consisting of increases in deposits and additional long-term FHLB borrowing, offset mostly by repayments of long-term FHLB borrowings was $60.1 million in 2003. In 2002, financing activities used net cash amounting to $60.3 million. Repayment of long-term FHLB borrowings impacted cash flows from financing activities for the nine months ended December 31, 2002. Management closely monitors the timing of cash inflows and outflows although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows. The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings. Management believes that the level of the Company's liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

         Management prepares monthly calculations of both short-term and long-term liquidity. The Company defines short-term liquidity as the ability to meet its cash requirements over a 30-day period. Factors considered in assessing short-term liquidity are maturities of long-term borrowings and time deposits, repayment of short-term borrowings, funding of outstanding loan commitments, and estimated customer deposit withdrawals; offset by short-term investments held by the Company, estimated loan repayments by customers and the balances of securities available for sale. Long-term liquidity includes all of the factors used in short-term liquidity, as well as additional cash flows from funds available from outstanding borrowing lines of credit and other funding sources. The excess of the estimated sources of funds in the short-term or long-term over the estimated uses of funds over the same time periods represents the Company's liquidity. As a result of the level of the Company's cash and cash equivalents as of December 31, 2003, access to FHLB funding, and continued expectations of customer loan repayments, the Company's short-term and long-term liquidity ratios are higher than the required levels outlined in the Company's liquidity policy.

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

CAPITAL RESOURCES

         Consistent with its goal to operate a sound and profitable financial organization, the Company continues to maintain its classification as a "well-capitalized" institution in accordance with regulatory standards. Total equity was $273.4 million at December 31, 2003, 10.60% of total assets on that date. As of March 31, 2003, total equity was $258.2 million or 10.35% of total assets. Ratios of tangible equity to tangible assets were 8.09% and 7.71% as of December 31, 2003 and March 31, 2003, respectively. As of December 31, 2003, the Company and the Bank exceeded all of its regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES

          For the three months ended December 31, 2003, total other operating income was $5.1 million, up from $4.6 million in 2002. For the nine months ended December 31, 2003, total other operating income was $16.3 million, up from $12.1 million in 2002. Other operating income is composed primarily of service charges on deposit accounts, insurance commissions, trust and investment services income, mortgage banking and other mortgage fees, and other income. Income from service charges on deposit accounts increased from $2.0 million for the three months ended December 31, 2002 to $2.1 million in 2003. For the nine months ended December 31, service charges on deposit accounts increased from $5.4 million in 2002 to $6.2 million in 2003, primarily as a result of an increase in the number of core deposit accounts as well as an increase in debit card fee income. Management expects the level of debit card fee income to decline in future periods as a result of a recent court ruling, which has reduced interchange rates.

         Income from insurance commissions from the Company's insurance agency subsidiary (Bostwick) increased $153 thousand to $854 thousand for the three months ended December 31, 2003 from the $701 thousand for the same period in 2002. For the nine months ended December 31, 2003, income from insurance commissions increased $327 thousand to $3.0 million in 2003, from the $2.7 million for the same period in 2002.

         Income from trust and investment services was $299 thousand for the three months ended December 31, 2003, up $162 thousand from the same period in 2002. For the nine months ended December 31, 2003, trust and investment services income was $789 thousand, up $355 thousand from the same period in 2002. These increases can be attributed to the expansion of the Company's market area and customer base.

         Income from mortgage banking and other mortgage fees was $1.3 million for the three months ended December 31, 2003 and 2002. For the nine months ended December 31, 2003, mortgage banking and other mortgage fees was $4.3 million, as compared to $2.2 thousand for the same period in 2002. This increase is primarily the result of an increase in earnings from the Company's investment in Homestead Funding, a mortgage banking company, as well as higher broker fees realized from the Company's own mortgage brokerage subsidiary. Income from this category is expected to decline as mortgage refinance activity declines.

         Total other operating expenses were $14.0 million for the three months ended December 31, 2003, down from $14.9 million from the same period in 2003. For the nine months ended December 31, 2003, total other operating expenses were $41.9 million, down $3.5 million from the same period a year earlier. The decreases were due to lower expenses in occupancy and equipment and other expenses, partially offset by an increase in legal and other professional fees.

         Occupancy and equipment expense for the three months ended December 31, 2003 was $2.3 million, down $389 thousand from the $2.7 million for the same period in the prior year. On a year to date basis, occupancy and equipment expense decreased to $7.4 million in 2003 from $8.9 million in 2002. These expenses were lower primarily due to the reduction in costs associated with the acquisition and integration of Ambanc Holding Co., Inc. ("Ambanc") into the Company during 2002.

         Legal and other professional fees increased from $1.1 million for the nine months ended December 31, 2002 to $1.4 million for the same period in 2003. The increase can be attributed to the growth of the Company as well as consultants utilized by the Company to assist in certain cost saving initiatives.

         Other expenses were $2.5 million for the three months ended December 31, 2003, a decrease of $187 thousand from $2.7 million for the same period in 2002. For the nine months ended December 31, 2003, other expenses were $7.7 million, down from $9.1 million in 2002. The decrease in 2003 from 2002 can be generally attributed to the reduction of merger related expenses incurred in 2002 from the acquisition of Ambanc, as well as the Company's continued focus on cost reductions.

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

TAX EXPENSE

         Tax expense decreased from $4.5 million for the three months ended December 31, 2002 to $4.0 million for the comparable period in 2003. For the nine months ended December 31, 2003, tax expense was $12.1 million, down from $13.3 million in 2003. These decreases are primarily the result of a reduction in the Company's effective tax rate from the implementation of certain tax reduction strategies.

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

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table A. Financial Highlights
	At or		At or
	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2003	2002	2003	2002
Financial Ratios
Basic earnings per share(1)	$ 0.28	$ 0.26	$ 0.84	$ 0.75
Diluted earnings per share(1)	0.27	0.25	0.81	0.72
Return on average assets(2)	1.25%	1.16%	1.24%	1.11%
Return on average equity(2)	11.65	11.44	11.75	11.29
Return on average tangible equity(2)	15.77	16.07	16.03	16.04
Dividend payout ratio	27.12	23.83	26.22	23.43
Net interest rate spread	3.43	3.69	3.36	3.75
Net interest margin(2)	3.73	4.05	3.67	4.11
Efficiency ratio(3)	49.70	51.26	50.48	52.76
Expense to average assets ratio(2)(3)	2.12	2.33	2.16	2.37

	At Period Ended
			March 31,
	December 31, 2003	September 30, 2003	2003	2002
Share Information
Book value per share(1)	$ 9.78	$ 9.58	$ 9.22	$ 8.33
Book value per share, including unallocated
ESOP shares and unvested RRP shares(1)	9.02	8.84	8.51	7.60
Tangible book value per share(1)	7.26	7.05	6.67	5.72
Tangible book value per share, including unallocated
ESOP shares and unvested RRP shares(1)	6.69	6.50	6.16	5.22
Closing market price(1)	19.52	16.07	11.49	12.07

Capital Ratios
Equity to total assets	10.60%	10.64%	10.35%	9.20%
Tangible equity to tangible assets	8.09	8.05	7.71	6.51

Asset Quality Ratios
Non-performing loans to total loans	1.21%	1.26%	1.22%	0.94%
Non-performing assets to total assets	0.79	0.83	0.84	0.77
Allowance for loan losses to:
Loans	2.42	2.42	2.32	1.92
Nonperforming loans	199.99	191.76	189.95	203.51

(1)   Per share data has been restated to give effect to a 2-for-1 stock split effective January 15, 2004.
(2)   Annualized for the three and nine month periods.
(3)   Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, and intangible asset amortization for each period.

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table B. Average Balances, Interest, and Yields
	Three Months Ended December 31,
	2003			2002
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Earning assets
Money market investments	$ 26,150	$ 71	1.07%	$ -	$ -	-%
Federal funds sold	127,943	328	1.02	279,299	1,029	1.46
Securities available for sale (1)	557,434	4,646	3.32	223,004	2,823	5.02
Federal Home Loan Bank of New York stock	18,773	54	1.14	20,151	278	5.47
Loans (2)	1,619,848	27,278	6.70	1,776,439	32,834	7.33
Total earning assets	2,350,148	32,377	5.48%	2,298,893	36,964	6.38%

Cash and due from banks	58,424			38,884
Allowance for loan losses	(39,034)			(37,832)
Other nonearning assets	149,967			150,601
Total assets	$ 2,519,505			$ 2,450,546

Interest-bearing liabilities
Savings accounts	$ 605,239	$ 1,357	0.89%	$ 545,532	$ 2,390	1.74%
N.O.W. and money market accounts	372,343	601	0.64	318,892	1,053	1.31
Time deposit accounts	628,657	3,874	2.45	704,461	5,277	2.97
Mortgagors' escrow deposits	6,476	37	2.27	7,387	44	2.36
Securities sold under agreements to repurchase	21,330	58	1.08	20,349	75	1.46
Short-term FHLB advances	-	-	-	1,522	7	1.82
Long-term FHLB borrowings	372,937	4,438	4.73	392,841	4,660	4.71
Total interest-bearing liabilities	2,006,982	10,365	2.05%	1,990,984	13,506	2.69%

Noninterest-bearing deposits	214,404			184,575
Other noninterest-bearing liabilities	27,548			26,328
Shareholders' equity	270,571			248,659
Total liabilities and shareholders' equity	$ 2,519,505			$ 2,450,546

Net interest income		$ 22,012			$ 23,458

Net interest spread			3.43%			3.69%

Net interest margin			3.73%			4.05%

(1) Average balances include fair value adjustment.
(2) Average balances include nonaccrual loans.

(continued)

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table B. (continued)
	Nine months Ended December 31,
	2003			2002
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Earning assets
Money market investments	$ 8,815	$ 71	1.07%	$ -	$ -	-%
Federal funds sold	220,993	1,888	1.14	241,085	2,995	1.65
Securities available for sale (1)	472,868	12,041	3.39	215,695	8,731	5.37
Federal Home Loan Bank of New York stock	18,982	329	2.31	21,635	675	4.14
Loans (2)	1,628,085	84,185	6.88	1,842,162	103,452	7.45
Total earning assets	$2,349,743	98,514	5.58%	$2,320,577	115,853	6.63%

Cash and due from banks	57,679			39,281
Allowance for loan losses	(38,865)			(37,213)
Other nonearning assets	150,101			155,823
Total assets	$2,518,658			$2,478,468

Interest-bearing liabilities
Savings accounts	$ 598,534	$ 5,080	1.13%	$ 532,690	$ 7,667	1.91%
N.O.W. and money market accounts	365,335	2,156	0.79	305,552	3,181	1.38
Time deposit accounts	650,334	12,609	2.58	742,765	18,091	3.23
Mortgagors' escrow deposits	9,542	158	2.20	12,401	216	2.31
Securities sold under agreements to repurchase	18,980	156	1.09	20,319	260	1.70
Short-term FHLB advances	11	-	1.10	545	8	1.95
Long-term FHLB borrowings	378,177	13,509	4.75	414,573	14,585	4.67
Total interest-bearing liabilities	2,020,913	33,668	2.22%	2,028,845	44,008	2.88%

Noninterest-bearing deposits	205,241			179,828
Other noninterest-bearing liabilities	26,430			26,708
Shareholders' equity	266,074			243,087
Total liabilities and shareholders' equity	$2,518,658			$2,478,468

Net interest income		$ 64,846			$ 71,845

Net interest spread			3.36%			3.75%

Net interest margin			3.67%			4.11%

(1) Average balances include fair value adjustment.
(2) Average balances include nonaccrual loans.

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table C. Volume and Rate Analysis

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
	2003 vs 2002			2003 vs 2002
	Due To	Due To	Net	Due To	Due To	Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change

Interest income
Money market investments	$ 71	$ -	$ 71	$ 71	$ -	$ 71
Federal funds sold	(449)	(252)	(701)	(233)	(874)	(1,107)
Securities available for sale	3,056	(1,233)	1,823	7,465	(4,155)	3,310
Federal Home Loan Bank of New York stock	(18)	(206)	(224)	(75)	(271)	(346)
Loans	(2,766)	(2,790)	(5,556)	(11,456)	(7,811)	(19,267)
Total interest income	(106)	(4,481)	(4,587)	(4,228)	(13,111)	(17,339)

Interest expense
Savings accounts	$ 238	$ (1,271)	$ (1,033)	$ 858	$ (3,445)	$ (2,587)
N.O.W. and money market accounts	154	(606)	(452)	538	(1,563)	(1,025)
Time deposit accounts	(530)	(873)	(1,403)	(2,077)	(3,405)	(5,482)
Mortgagors' escrow deposits	(5)	(2)	(7)	(48)	(10)	(58)
Securities sold under agreements to repurchase	3	(20)	(17)	(16)	(88)	(104)
Short-term FHLB advances	(7)	-	(7)	(6)	(2)	(8)
Long-term FHLB borrowings	(237)	15	(222)	(1,297)	221	(1,076)
Total interest expense	(384)	(2,757)	(3,141)	(2,048)	(8,292)	(10,340)

Net interest income	$ 278	$ (1,724)	$ (1,446)	$ (2,180)	$ (4,819)	$ (6,999)

Note: Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table D. Loan Portfolio Analysis

	December 31,		March 31,
(In thousands)	2003		2003		2002
	Amount	%	Amount	%	Amount	%

Loans secured by real estate:
Residential	$ 937,757	57.2%	$ 968,923	58.8%	$1,203,866	63.2%
Commercial	417,844	25.5	410,604	24.9	429,692	22.6
Construction	30,857	1.9	21,615	1.3	18,378	1.0
Total loans secured by real estate	$1,386,458	84.6%	$1,401,142	85.0%	$1,651,936	86.8%

Other loans:
Manufactured housing	$ 54,349	3.3%	$ 60,610	3.7%	$ 67,660	3.6%
Commercial	125,859	7.7	112,905	6.8	109,083	5.7
Financed insurance premiums	44,903	2.7	41,159	2.5	30,727	1.6
Consumer	22,964	1.4	29,114	1.8	38,416	2.0
Total other loans	$ 248,075	15.1%	$ 243,788	14.8%	$ 245,886	12.9%

Net premiums and unearned discounts,
and net deferred loan
origination fees and costs	4,872	0.3	4,156	0.2	6,382	0.3
Total loans	$1,639,405	100.0%	$1,649,086	100.0%	$1,904,204	100.0%
Allowance for loan losses	(39,602)		(38,276)		(36,572)
Net loans	$1,599,803		$1,610,810		$1,867,632

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table E. Nonperforming Assets

		March 31,
(In thousands)	December 31, 2003	2003	2002

Nonperforming loans Nonaccrual loans:
Residential real estate	$ 4,311	$ 5,836	$ 7,431
Commercial real estate	7,865	7,572	3,905
Commercial loans	2,347	309	751
Manufactured housing	1,555	1,932	2,880
Financed insurance premiums	3,537	4,057	2,445
Consumer	187	445	559
Total nonaccrual loans	$19,802	$20,151	$17,971

Foreclosed and repossessed property
Residential real estate	$ 147	$ 164	$ 96
Commercial real estate	-	-	135
Repossessed property	545	670	1,021
Total foreclosed and repossessed property	$ 692	$ 834	$ 1,252

Total nonperforming assets	$20,494	$20,985	$19,223
Allowance for loan losses	$39,602	$38,276	$36,572

Allowance to nonperforming loans	199.99%	189.95%	203.51%
Nonperforming assets to total assets	0.79%	0.84%	0.77%
Nonperforming loans to total loans	1.21%	1.22%	0.94%

NEXT PAGE

Hudson River Bancorp, Inc.
Management's Discussion and Analysis
(continued)

Table F. Loan Loss Experience

	Three Months Ended		Nine Months Ended
(In thousands)	December 31,		December 31,
	2003	2002	2003	2002

Loans outstanding (end of period)	$1,639,405	$1,727,228	$1,639,405	$1,727,228
Average loans outstanding (period to date)	$1,619,848	$1,776,439	$1,628,085	$1,842,162
Allowance for loan losses at beginning of period	$ 38,912	$ 37,391	$ 38,276	$ 36,572
Loan charge-offs:
Residential real estate	(77)	(96)	(188)	(166)
Commercial real estate	(31)	(685)	(66)	(1,361)
Commercial loans	(76)	(353)	(92)	(999)
Manufactured housing	(248)	(332)	(978)	(1,012)
Consumer	(114)	(93)	(613)	(281)
Financed insurance premiums	(178)	(174)	(1,181)	(500)
Total charge-offs	(724)	(1,733)	(3,118)	(4,319)

Loan recoveries:
Residential real estate	16	-	120	36
Commercial real estate	31	608	175	630
Commercial loans	23	34	59	48
Manufactured housing	33	24	168	106
Consumer	32	20	79	91
Financed insurance premiums	79	77	243	257
Total recoveries	214	763	844	1,168

Loan charge-offs, net of recoveries	(510)	(970)	(2,274)	(3,151)
Provision charged to operations	1,200	1,500	3,600	4,500
Allowance for loan losses at end of period	$ 39,602	$ 37,921	$ 39,602	$ 37,921
Ratio of net charge-offs to average loans
outstanding (annualized)	0.13%	0.22%	0.19%	0.23%
Provision to average loans outstanding (annualized)	0.29%	0.34%	0.29%	0.32%
Allowance to loans outstanding	2.42%	2.20%	2.42%	2.20%

NEXT PAGE

Hudson River Bancorp, Inc.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See detailed discussion of market risk within the Risk Management section of Management's Discussion and Analysis included in Item 2 of this Form 10-Q.

ITEM 4: CONTROLS AND PROCEDURES

         (a)  Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the company's senior management as of December 31, 2003. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

         (b)  Changes in Internal Controls: There have been no changes to the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended December 31, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and assess ways to improve its control and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company's business. While the Company believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Company to modify its disclosure controls and procedures.

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

                31.1 Certification of Chief Executive Officer, as adopted pursuant to rule 13a-14(a)/15d-14(a)

                31.2 Certification of Chief Financial Officer, as adopted pursuant to rule 13a-14(a)/15d-14(a)

                32.1 Certification of Chief Executive Officer, as adopted by U.S.C. section 1350

                32.2 Certification of Chief Financial Officer, as adopted by U.S.C. section 1350

NEXT PAGE

Hudson River Bancorp, Inc.

         (b)  Reports on Form 8-K:

         A current report on Form 8-K was filed with the SEC on December 18, 2003 announcing a 2-for-1 stock split in the form of a 100% stock dividend payable January 15, 2004 to shareholders of record on December 31, 2003.

         A current report on Form 8-K was filed with the SEC on January 15, 2004 releasing the Company's earnings results for the three and nine months ended December 31, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON RIVER BANCORP, INC.

2/12/04 Date	/s/Carl A. Florio Carl A. Florio, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)

2/12/04 Date	/s/Timothy E. Blow Timothy E. Blow, Chief Financial Officer (Principal Financial and Accounting Officer)