Form 10-K
period 2004-03-31
HUDSON RIVER BANCORP INC
filed 2004-06-14
CIK 1057007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

            Indicated by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES ☒ NO ☐

The aggregate market value of the Registrant’s common stock held by non-affiliates as of September 30, 2003 was $468.4 million.  As of June 1, 2004, there were issued and outstanding 30,365,944 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Annual Report to Shareholders for the fiscal year ended March 31, 2004.

Part III of Form 10-K - Portions of Proxy Statement for 2004 Annual Meeting of Shareholders.

HUDSON RIVER BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

March 31, 2004

INDEX

		Page
PART I
Item 1	Business of the Company ..............................................................................................	2
Item 2	Properties ....................................................................................................................	18
Item 3	Legal Proceedings ........................................................................................................	18
Item 4	Submission of Matters to a Vote of Security Holders .....................................................	19

PART II
Item 5	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities .....................................................................................	19
Item 6	Selected Financial Data ................................................................................................	19
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A	Quantitative and Qualitative Disclosures about Market Risk ...........................................	19
Item 8	Financial Statements and Supplementary Data ...............................................................	19
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	20
Item 9A	Controls and Procedures ..............................................................................................	20

PART III
Item 10	Directors and Executive Officers of the Registrant .........................................................	21
Item 11	Executive Compensation ...............................................................................................	27
Item 12	Security Ownership of Certain Beneficial Owners and Management ...............................	36
Item 13	Certain Relationships and Related Transactions .............................................................	38
Item 14	Controls and Procedures ..............................................................................................	38

PART IV
Item 15	Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............................	39

	Signatures ....................................................................................................................	41

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

            Throughout this Annual Report on Form 10-K for the year ended March 31, 2004, references to the Company include both the Company and the Bank, unless otherwise noted.  For additional information on the business of the Company, see page 6 of the Company’s Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

On April 1, 2004, the Company and First Niagara Financial Group, Inc. (“First Niagara”) entered into a definitive Merger Agreement under which the Company will merge into First Niagara. The Agreement provides that shareholders of the Company will receive either First Niagara stock, cash or a combination of First Niagara stock and cash for each share of Company common stock.  The aggregate merger consideration is comprised of approximately 35.7 million shares of First Niagara common stock and approximately $125.0 million in cash.  The actual value of the merger consideration to be paid upon closing will depend on the average stock price for First Niagara just prior to the completion of the merger.  The mix of cash and stock received by each Hudson River stockholder will also be determined at that time to ensure that each share of Hudson River stock receives equal consideration. The Boards of Directors of the Company and First Niagara expect the transaction to close in January 2005 subject to the receipt of various shareholder and regulatory approvals.

Market Area

The Company's primary market area is comprised of 49 branches located in the Capital District area of New York State and consists principally of suburban and rural communities with service, wholesale/retail trade, government and manufacturing serving as the basis of the local economy.  Service jobs represent the largest type of employment in the Company’s primary market area, with jobs in wholesale/retail trade accounting for the second largest employment sector.

Lending Activities

General.  The Company primarily originates and retains fixed- and adjustable-rate residential mortgage loans, including home equity loans, secured by the borrower's primary residence. Generally, the term of the loans originated ranges from 15 to 30 years.  The Company also originates commercial real estate loans and commercial loans, and to a lesser extent, manufactured housing loans, financed insurance premiums and other consumer loans.  In-market loan originations are generated by the Company's marketing efforts, which include print, radio and television advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents, brokers and builders.  The marketing for manufactured housing loans is conducted through Tammac Corporation with which the Company has an agreement relating to such loans.  The marketing for financed insurance premiums is conducted through the Company’s premium finance subsidiary.  See “Consumer Lending.”  At March 31, 2004, the Company's total loan portfolio totaled approximately $1.7 billion.

            The types of loans that the Company may originate are subject to federal and state laws and regulations.  Interest rates charged by the Company on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors.  These factors are in turn affected by, among other things, economic conditions, monetary policies of the Federal government, including the Federal Reserve Board (“FRB”), and tax policies.  For a description of the Company’s lending portfolio, see page 10 of the Company’s 2004 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

The following table illustrates the contractual maturity of the Company's construction, commercial real estate, and commercial loans at March 31, 2004.  Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due.  The schedule does not include the effects of possible prepayments or enforcement of due-on-sale clauses.

(In thousands)	Construction Loans	Commercial Real Estate Loans	Commercial Loans	Total

Amounts due:
1 year or less	$ -	$ 25,894	$ 67,302	$ 93,196

After 1 year:
1 to 5 years	-	119,285	31,488	150,773
Over 5 years	33,947	281,987	27,153	343,087
Total due after one year	33,947	401,272	58,641	493,860
Total amount due	$ 33,947	$ 427,166	$ 125,943	$ 587,056

The following table sets forth the dollar amounts in the respective loan category at March 31, 2004 that are contractually due after March 31, 2005, and whether such loans have fixed interest rates or adjustable interest rates.

	Due after March 31, 2005
(In thousands)	Fixed	Adjustable	Total
Construction loans	$ 33,697	$ 250	$ 33,947
Commercial real estate loans	138,963	262,309	401,272

Commercial loans	31,031	27,610	58,641

Total	$ 203,691	$ 290,169	$ 493,860

Residential Real Estate Lending

The Company's residential real estate loans consist of primarily one-to-four family, owner-occupied mortgage loans, including home equity loans.  At March 31, 2004, $952.0 million, or 57.2% of the Company's total loans consisted of residential mortgage loans and home equity loans. The Company does not originate fixed-rate loans for terms longer than 30 years.  The Company's residential real estate loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.

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

The Company's home equity loans and lines of credit are secured by a lien on the borrower's residence and generally do not exceed $250,000.  The Company generally uses the same underwriting standards for home equity loans as it uses for residential mortgage loans.  Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 80% of the appraised value of the property securing the loan.  The interest rates for home equity loans and lines of credit either float, at a stated margin, with the prime rate or have fixed interest rates. Home equity lines of credit require interest and principal payments on the outstanding balance for the term of the loan. The terms of the Company’s home equity lines of credit are generally five years to ten years, with a payback period ranging from five to twenty years.

Commercial Real Estate Lending

The Company engages in commercial real estate lending secured primarily by apartment buildings, office buildings, motels, nursing homes and strip shopping centers located in the Company's primary market area.  At March 31, 2004, the Company had $427.2 million of commercial real estate loans, representing 25.6% of the Company's total loan portfolio.

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

Consumer Lending

The Company offers a variety of secured and unsecured consumer loans, including manufactured housing loans (loans secured by prefabricated or mobile homes which serve as the borrower’s dwelling), financed insurance premiums, lines of credit and loans secured by automobiles.  Substantially all of the Company’s manufactured housing loans and financed insurance premium loans are originated outside the Company's primary market area.  The balance of the Company’s consumer loans are originated within the Company’s market area.

The underwriting standards employed by the Company for consumer loans other than financed insurance premiums generally include a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan.  Although creditworthiness of the applicant is the primary consideration, the underwriting process also includes a comparison of the value of the collateral securing the loan, if any, in relation to the proposed loan amount.  For information regarding underwriting of financed insurance premiums, see “- Financed Insurance Premiums.”

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

Manufactured housing loans represent the largest component of the Company's consumer loan portfolio.  At March 31, 2004, the Company's portfolio of manufactured housing loans totaled $52.8 million, or 3.2% of its total loan portfolio, down from $60.6 million or 3.7% at March 31, 2003.  The Company's manufactured housing loans are typically originated at a higher rate than residential first mortgage loans, and generally have terms of up to 20 years.  Historically, the Company's manufactured housing loans have been made with both fixed and adjustable rates of interest.  Currently, however, the Company originates only fixed-rate manufactured housing loans. The Company’s adjustable-rate manufactured housing loans typically have an interest rate of 4.0% above the one year United States Treasury index, adjusted annually, with a 2.0% maximum annual adjustment and a 16.0% interest rate cap.  The initial interest rate represents the floor.  Because the loan may be based on the cost of the manufactured housing as well as improvements and because manufactured housing may decline in value due to wear and tear following their initial sale, the value of the collateral securing a manufactured housing loan may be less than the loan balance.  At the time of origination, inspections are made to substantiate current market values on all manufactured homes. The Company has purposely allowed the manufactured housing loan portfolio to decrease from its prior year balances as it attempts to de-emphasize this type of lending.

Financed Insurance Premiums.  Another component of the Company’s consumer loan portfolio is financed insurance premiums.  The Company conducts such lending through a general partnership known as Premium Payment Plan (“PPP”) in which Hudson City Associates, Inc., a wholly owned subsidiary of the Bank, holds a 65% ownership interest.  The remaining 35% interest is held by F.G.O. Corporation, which is responsible for the marketing of PPP’s business.  Hudson City Associates receives 65% of any profits but absorbs 100% of any losses of PPP.  No profit distributions are made to F.G.O. Corporation until any past losses have been recouped.  PPP is currently licensed to provide insurance premium financing in forty-two states, but does business primarily in New York, New Jersey and Pennsylvania.  Management estimates that approximately 10% of premiums financed are for non-standard and sub-standard (assigned risk) personal automobile insurance and the remaining 90% are for various commercial lines of insurance.  Interest rates charged on these loans are substantially higher than those charged on other types of loans.  Terms on these loans are primarily for nine months.

The Company has experienced a relatively high level of delinquencies in its financed insurance premium portfolio resulting in higher charge-offs.  The Company may continue to experience a high level of delinquencies and charge-offs in this class of loans due to the nature of this type of lending. The underwriting of these loans is generally not based upon the credit risk of the borrower.  In the typical case, funds are advanced to the insurance company for the full amount of the premium upon receipt of a down payment from the insured.  If the insured defaults on the loan, the Company sustains a loss to the extent the premium has been earned by (and is therefore unrecoverable from) the insurance company.  The Company’s most significant exposure to loss occurs when the initial insurance premium quoted by an insurance broker, and used as the basis for the loan and the related down payment, is increased by the underwriting insurance company subsequent to making the loan.  In these instances, if the borrower decides not to pay the increased premium amount, the Company is left with an insufficient down payment, relative to the increased premium, and little or no collateral in the way of insurance premiums refundable by the insurance company.  Accordingly, writing financed insurance premiums through insurance brokers who accurately quote the initial insurance premium is critical to this type of lending.  At March 31, 2004, the Company had $47.8 million of financed insurance premiums through PPP, representing 2.9% of the Company’s total loan portfolio.

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

Commercial Lending

At March 31, 2004, commercial loans comprised $125.9 million, or 7.5% of the Company's total loan portfolio.  Most of the Company's commercial loans have been extended to finance local businesses and include primarily short-term loans to finance machinery and equipment purchases, inventory, and accounts receivable.  Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital needs, as well as mortgage warehouse lines of credit.

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

The Company maintains a $25.0 million warehouse line of credit with Homestead Funding Corp. (“Homestead”), a mortgage company located in the Capital District area of New York.   Homestead primarily originates residential real estate loans in the Company’s market area.  The line of credit is secured by assignments of the underlying mortgages.  At March 31, 2004, the Company had $11.4 million outstanding under this warehouse line of credit which is included in commercial loans.  The Company also has an equity investment in Homestead.  The line of credit to Homestead was made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization.

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

Real estate and other assets acquired by the Company as a result of foreclosure or by deed-in-lieu of foreclosure or repossession are classified as Other Real Estate Owned (“OREO”) and Repossessed Property until sold. When property is classified as OREO and Repossessed Property, it is recorded at the lower of the recorded investment in the loan or fair value (net of disposition costs) at that date and any writedown resulting therefrom is charged to the allowance for loan losses.  Subsequent writedowns are charged to operating expenses.  Net expenses from OREO and repossessed properties are expensed as incurred.  See the “Nonperforming Assets” table on page 13 of the Company’s 2004 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

Other Loans of Concern.  As of March 31, 2004, there were $28.5 million of primarily commercial and commercial real estate loans not included in the category of nonperforming loans where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

Allowance for Loan Losses. At March 31, 2004, the Company had a total allowance for loan losses of $40.3 million, representing 2.42% of total loans and 210.89% of total nonperforming loans. See the “Loan Loss Experience” table on page 14 of the Company’s 2004 Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated herein by reference.

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

					At March 31,
	2004		2003		2002		2001		2000
(Dollars in thousands)	Allowance For Loan Losses	Percent Of Loans In Each Category To Total Loans	Allowance For Loan Losses	Percent Of Loans In Each Category To Total Loans	Allowance For Loan Losses	Percent Of Loans In Each Category To Total Loans	Allowance For Loan Losses	Percent Of Loans In Each Category To Total Loans	Allowance For Loan Losses	Percent Of Loans In Each Category To Total Loans

Allocation of allowance for loan losses:
Residential real estate (1)	$ 11,392	59.2%	$ 11,254	60.1%	$ 11,316	64.2%	$ 5,937	59.5%	$ 5,015	60.8%
Commercial real estate	15,608	25.6	14,785	24.9	13,677	22.6	5,435	19.0	4,154	16.9
Manufactured housing loans	3,371	3.2	3,809	3.7	4,190	3.6	4,647	8.6	3,281	9.9
Commercial loans	4,156	7.5	3,882	6.8	3,320	5.7	1,707	6.9	811	4.5
Financed insurance premiums	3,403	2.9	2,523	2.5	2,480	1.6	1,733	4.3	2,263	6.3
Consumer loans	710	1.3	1,204	1.8	1,518	2.0	590	2.0	354	1.9
Unearned discount, net deferred loan origination fees and costs, and purchase accounting adjustments	--	0.3	--	0.2	--	0.3	--	(0.3)	--	(0.3)
Unallocated	1,612	-	819	-	71	-	2,276	-	3,730	-
Total	$ 40,252	100.0%	$ 38,276	100.0%	$ 36,572	100.0%	$ 22,325	100.0%	$ 19,608	100.0%

 (1)  Includes home equity and construction loans.

Investment Activities

The Company is authorized to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds.  Subject to various restrictions, the Company may also invest its assets in investment grade commercial paper, mortgage-backed securities, collateralized mortgage obligations (CMO’s), corporate debt securities and mutual funds whose assets conform to the investments that the Company is otherwise authorized to make directly.  As of March 31, 2004, the Company did not hold any securities to one issuer which exceeded 10% of shareholders’ equity, excluding securities issued by U.S. Government agencies.  As of March 31, 2004, all of the Company’s securities are “available for sale”.

Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to fulfill the Company's asset/liability management policies to achieve the proper balance between its desire to minimize risk and maximize yield, and, to a much lesser extent, to provide collateral for borrowings.  See Note 3 of the Notes to Consolidated Financial Statements included in the Company’s 2004 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

            The following table sets forth information regarding the scheduled maturities, amortized cost, and weighted-average yields for the Company's securities portfolio at March 31, 2004 by contractual maturity.  The table does not take into consideration the effects of scheduled repayments or possible prepayments. Equity securities, which have no stated maturity, are shown as maturing in the “Over 10 years” category in the table below.

(Dollars in thousands)	Less than 1 year		1 to 5 years		5 to 10 years		Over 10 years		Total Securities
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*	Fair Value

Securities Available for Sale:
U.S. Government and Agency securities	$ 6,043	2.22%	$95,893	2.87%	$ --	--%	$ --	--%	$101,936	2.83%	$102,158
Corporate debt securities	13,070	5.55	10,085	5.99	--	--	29,958	4.47	53,113	5.02	56,126
Tax-exempt securities	9,348	1.31	5,397	1.86	--	--	13,888	5.11	28,633	3.26	29,802
Collateralized mortgage obligations	--	--	1,156	1.24	13,585	1.51	236,053	3.26	250,794	3.16	252,077
Asset-backed securities	--	--	--	--	--	--	135,070	3.97	135,070	3.97	137,255
Mortgage-backed securities	3	8.25	149	7.63	24,665	3.91	34,595	3.81	59,412	3.87	59,780
Equity securities	--	--	--	--	--	--	12,116	3.42	12,116	3.42	12,504
Other securities	822	1.82	--	--	--	--	--	--	822	1.82	822
Total Securities Available for Sale	$ 29,286	3.41%	$112,680	3.09%	$ 38,250	3.06%	$461,680	3.65%	$641,896	3.51%	$650,524

* Yields are based upon the amortized cost of securities.

Sources of Funds

General.  The Company's primary sources of funds are deposits, loan interest and principal payments, sales, maturities, prepayments and calls of securities, short-term investments, and funds provided from operations and borrowings.

Deposits.  The Company offers a variety of deposit accounts having a range of interest rates and terms.  The Company's deposits consist of passbook and statement savings accounts, money market and N.O.W accounts, and time deposits generally ranging in terms from three months to five years.  The Company only solicits deposits from its primary market area and does not have brokered deposits.  The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.  At March 31, 2004, the Company's deposits totaled $1.8 billion, of which $1.6 billion were interest-bearing deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition.  The variety of deposit products offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand.  The Company has become more susceptible to short‑term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives.  Based on its experience, the Company believes that its passbook and statement savings, money market accounts and N.O.W accounts are relatively stable sources of deposits.  However, the ability of the Company to attract and maintain time deposits and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

            The following table indicates, as of March 31, 2004, the amount of the Company's time deposits of $100,000 or more by time remaining until maturity.

Maturity

(In thousands)	3 Months or Less	3 to 6 Months	6 to 12 Months	Over 12 Months	Total

Time deposits of $100,000 or more	$ 16,882	$ 17,037	$ 15,741	$ 36,318	$ 85,978

The Company obtains time deposits of $100,000 or more in the ordinary course of business, generally from customers with other loan or deposit relationships with the Company.  The Company does not actively market or aggressively price these deposits.  Rates offered by the Company on these deposits do not differ significantly from rates offered on time deposits less than $100,000.  Generally rates are offered which reflect the overall customer relationship, not just the balance of time deposits.  At March 31, 2004, time deposits of $100,000 or more represented 14.1% of total time deposits, down slightly from 14.3% at March 31, 2003.  The total amount of time deposits of $100,000 or more is not considered by management to be a significant source of funding for the Company.  Further, management does not view these deposits to be any more or less significant than all time deposits take as a whole when assessing its liquidity and interest rate risk positions.

Borrowings.  Although deposits are the Company's primary source of funds, the Company's practice has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.

The Company's borrowings historically have consisted principally of short-term advances and long-term borrowings from the FHLB of New York.  Such advances and borrowings can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities.  The Company currently maintains available lines of credit and is currently authorized to borrow up to $100.0 million on overnight lines of credit with the FHLB of New York.  At March 31, 2004, the Company had outstanding $458.4 million of long-term borrowings from the FHLB of New York and no short-term advances.  See Note 8 of the Notes to Consolidated Financial Statements included in the Company’s 2004 Annual Report to Shareholders incorporated herein by reference as Exhibit 13. The Company may increase its borrowings in order to fund the acquisition of additional securities or other assets in the future or as part of merger and acquisition activities.

Contractual Obligations

            The Company is contractually obligated to make the following payments on long-term debt and leases as of March 31, 2004:

	Payments due by Period

(In thousands)	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total

Federal Home Loan Bank borrowings	$117,984	$159,338	$ 78,659	$102,468	$458,449
Operating leases	950	1,489	1,168	4,953	8,560
Total	$118,934	$160,827	$ 79,827	$107,421	$467,009

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

Employees

At March 31, 2004, the Company had 664 full-time equivalent employees.  The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

The Company

General.  The Company is subject to regulation as a savings and loan holding company under the Home Owners’ Loan Act, as amended (“HOLA”), instead of being subject to regulation as a bank holding company under the Bank Holding Company Act of 1956, because the Bank has made an election under Section 10(l) of HOLA to be treated as a “savings association” for purposes of Section 10(e) of HOLA.  As a result, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements relating to savings and loan holding companies.  The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the New York State Banking Board (the "NYBB") and the Securities and Exchange Commission (“SEC”).  As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and other Bank affiliates.

Activities Restrictions.   The Bank is presently the sole savings association subsidiary of the Company.  There are generally no restrictions on the activities of a savings and loan holding company which has held only one subsidiary savings association since before May 4, 1999.  If the savings association subsidiary of such a holding company fails to meet the qualified thrift lender ("QTL") test, then the Company’s activities are restricted to those permissible for a multiple savings and loan holding company or a financial holding company.    Unless the savings association requalifies as a QTL within one year thereafter, it shall register as, and become subject to the restrictions applicable to, a bank holding company.

Qualified Thrift Lender Test.  A savings association can comply with the QTL test by either meeting the QTL test set forth in the HOLA and or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended.

The QTL test set forth in the HOLA requires that qualified thrift investments ("QTLs") represent 65% of portfolio assets of the savings institution and its consolidated subsidiaries.  Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets.  Generally, QTLs are residential housing related assets.  Small business loans, credit card loans, student loans and loans for personal, family and household purposes may be included without limitation as qualified investments. At March 31, 2004, the Bank’s assets invested in QTLs were in excess of the percentage required to qualify the Bank under the QTL test in effect at that time.

Limitations on Transactions with Affiliates.  Transactions between FDIC insured institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act.  An affiliate of a FDIC insured institution is any company or entity which controls, is controlled by or is under common control with the FDIC insured institution.  The parent company of a insured FDIC institution (such as the Company) and any companies which are controlled by such parent company are affiliates of the insured FDIC institution.  Generally, Sections 23A and 23B (i) limit the extent to which the savings institution or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus, and its covered transactions with all affiliates in the aggregate amount up to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or, at least as favorable, to the institution as those provided to a non-affiliate.  The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions.

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

Capital Requirements.  The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members (“non-members”) of the Federal Reserve System.  See Note 9 of the Notes to Consolidated Financial Statements included in the Company’s 2004 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

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

New York-chartered savings banks may invest in operating subsidiaries, which may engage in the same activities at the same locations as the parent bank.  New York-chartered savings banks may also invest in subsidiaries under their service corporation investment power.  A savings bank may use this power to invest in corporations that engage in various activities authorized for savings banks, plus any additional activities authorized by the NYBB.  Investment by a savings bank in the stock, capital notes and debentures of its service corporations is limited to 3% of the bank's assets, and such investments, together with the bank’s loans to its service corporations, may not exceed 10% of the savings bank's assets.

With certain limited exceptions, a New York-chartered savings bank may not make loans or extend credit to a single borrower, the aggregate amount of which would be in excess of 15% of the bank's equity.  The Bank currently complies with all applicable loans-to-one-borrower limitations.

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

Prompt Corrective Action.  Section 38 of the Federal Deposit Improvement Act provides the federal banking regulators with broad power to take "prompt corrective action" to resolve the problems of undercapitalized institutions.  The extent of the regulators' powers depends on whether the institution in question is "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Under regulations adopted by the federal banking regulators, an institution shall be deemed to be (i) "well-capitalized" if it has total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well-capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. The regulations also provide that a federal banking regulator may, after notice and an opportunity for a hearing, reclassify a "well-capitalized" institution as "adequately capitalized" and may require an "adequately capitalized" institution or an "undercapitalized" institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice.  The federal banking regulator may not, however, reclassify a "significantly undercapitalized" institution as "critically undercapitalized."

An institution generally must file a written capital restoration plan which meets specified requirements, as well as a performance guaranty by each company that controls the institution, with its appropriate federal banking regulator within 45 days of the date that the institution receives notice or is deemed to have notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized.”  Immediately upon becoming undercapitalized, an institution becomes subject to statutory provisions which, among other things, set forth various mandatory and discretionary restrictions on the operations of such an institution.

At March 31, 2004, the Bank had capital levels which qualified it as a "well-capitalized" institution.

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

The CRA requires insured institutions to define the communities that they serve, identify the credit needs of those communities and help meet the credit needs of the community.  The responsible federal banking regulator (in the case of the Bank, the FDIC) must conduct regular CRA examinations of insured financial institutions and assign to them a CRA rating of "outstanding," "satisfactory," "needs improvement" or "unsatisfactory." The Bank's current CRA rating is "satisfactory."  CRA ratings are taken into account when federal banking regulators review certain applications.

The Bank is also subject to provisions of the New York State Banking Law which impose continuing and affirmative obligations upon banking institutions organized in New York State to serve the credit needs of its local community ("NYCRA"), which are similar to those imposed by the CRA.  Pursuant to the NYCRA, a bank must file an annual NYCRA report and copies of all federal CRA reports with the NYSBD.  The NYCRA requires the NYSBD to make an annual written assessment of a bank's compliance with the NYCRA, utilizing a four-tiered rating system, and make such assessment available to the public.  The NYCRA also requires the NYSBD to consider a bank's NYCRA rating when reviewing a bank's application to engage in certain transactions.  The Bank's latest NYCRA rating received from the NYSBD was "satisfactory."

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

Federal Home Loan Bank (“FHLB”) System.  The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that assist the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.  The Bank had $458.4 million of FHLB long-term borrowings at March 31, 2004.

            As an FHLB member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB of New York, whichever is greater.  At March 31, 2004, the Bank had approximately $22.9 million in FHLB stock, which resulted in its compliance with this requirement.

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

            Federal Reserve System.  The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily checking accounts, including N.O.W. and Super N.O.W. accounts) and non-personal time deposits.  As of March 31, 2004, the Company was in compliance with applicable requirements.   However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

            The Sarbanes-Oxley Act, signed into law July 30, 2002, addresses, among other issues, corporate governance, auditor independence and accounting standards, executive compensation, insider loans, whistleblower protection, and enhanced and timely disclosure of corporate information.  The SEC has adopted various implementing rules, and the NASD has adopted corporate governance rules that have been approved by the SEC.  The changes are intended to allow stockholders to monitor more effectively the performance of companies and management.

            Effective August 29, 2002, as directed by section 302(a) of the Sarbanes-Oxley Act, the Company’s chief executive officer and chief financial officer are each required to certify that the Company’s quarterly and annual reports do not contain any untrue statement of a material fact.  This requirement has several parts, including certification that these officers are responsible for establishing, maintaining and regularly evaluating the effectiveness of the Company’s internal controls; that they have made certain disclosures to the Company’s auditors and audit committee of the board of directors about the Company’s internal controls; and that they have included information in the Company’s quarterly and annual reports about their evaluation and whether there have been significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls.

Federal Taxation

            General.  The Company and the Bank are subject to federal income taxation in the same general manner as other corporations.  For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending March 31 for filing its consolidated federal income tax returns.  For further information about the Federal income tax consequences for the Company, see Note 13 of the Notes to Consolidated Financial Statements within the Company’s 2004 Annual Report to Shareholders incorporated herein by reference as Exhibit 13.

State and Local Taxation

            New York State Taxation.  The Company and the Bank report income on a combined basis utilizing the Company’s fiscal year.  New York State Franchise Tax on banking corporations is currently imposed in an amount equal to the greater of (a) 7.5% of “entire net income” allocable to New York State (b) 3% of “alternative entire net income” allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax.  Entire net income is based on federal taxable income, subject to certain modifications.

            Delaware State Taxation.  As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.  The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000.

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

Name	Age	Position Held with the Bank
Carl A. Florio	55	President & Chief Executive Officer
Timothy E. Blow	37	Chief Financial Officer
Sidney D. Richter	64	Executive Vice President
James F. Mackerer	55	Senior Vice President
Michael J. Mackay	50	Senior Vice President

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

Michael J. Mackay.  Mr. Mackay became Senior Vice President of Operations of the Company in 2002.  From 1995 to 2002, Mr. Mackay served as the Company's Vice President of Loan Servicing.

Item 2.            Properties

The Company conducts its business at its main office and forty-nine other banking offices.  The net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at March 31, 2004 was $27.4 million.  The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Company and the Bank, subject to possible future expansion.

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

Item 4.            Submission of Matters to a Vote of Security Holders

            None.

PART II

Item 5.            Market for Registrant's Common Equity, Related Shareholder

Matters and Issuer Purchases of Equity Securities

The inside back cover of the attached 2004 Annual Report to Shareholders is herein incorporated by reference and attached hereto as Exhibit 13.

The following table discloses information regarding the open-market purchases of HRBT stock made by the Company during the quarter ending March 31, 2004 in accordance with Rule 10b-18 under the securities Exchange Act of 1934:

			Total Number
			of shares	Maximum Number
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased (1)	Per Share	Plans	the Plans or Programs (2)

January 1 -
January 31, 2004	7,500	$ 20.50	N/A	3,023,234

February 1 -
February 29, 2004	10,000	$ 20.50	N/A	3,023,234

March 1 -
March 31, 2004	12,200	$ 18.93	N/A	3,023,234

Total	29,700	$ 19.86	N/A	3,023,234

(1) Shares purchased during the periods beginning January 1, 2004 and ending on March 31, 2004 were done in conjunction with the exercise of stock options under the Company’s 1998 Stock Option and Incentive Plan, as amended.

(2) In June 2003 the Company announced that its Board of Directors had approved a plan to repurchase approximately 10% of its outstanding common stock in open market purchases.  The timing, volume, and price of shares purchases under the plan are at the discretion of the Company as market and conditions warrant.  There is no expiration date for this repurchase plan.  At the current time, the Company does not intend on making any purchases under this plan as a result of its recently announced merger with First Niagara Bancorp, Inc.

Item 6.            Selected Financial Data

Page 5 of the attached 2004 Annual Report to Shareholders is herein incorporated by reference and attached hereto as Exhibit 13.

Item 7.            Management's Discussion and Analysis of Financial

Condition and Results of Operations

Pages 6 through 20 of the attached 2004 Annual Report to Shareholders are herein incorporated by reference and attached hereto as Exhibit 13.

Item 7a.          Quantitative and Qualitative Disclosures

About Market Risk

Pages 15 through 16 of the attached 2004 Annual Report to Shareholders are herein incorporated by reference and attached hereto as Exhibit 13.

Item 8.            Financial Statements and Supplementary Data

The following information appearing in the Company's Annual Report to Shareholders for the year ended March 31, 2004, is incorporated by reference in this Annual Report on Form 10-K and attached hereto as Exhibit 13.

Item 9.            Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

None.

With the exception of the aforementioned information, the Company's Annual Report to Shareholders for the year ended March 31, 2004, is not deemed filed as part of this Annual Report on Form 10-K.

Item 9a.          Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of March 31, 2004, was carried out under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and several other members of our senior management within the 90-day period preceding the filing date of this annual report.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the year ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We intend to continually review and evaluate the design and effectiveness of our disclosure controls and procedures and to improve our controls and procedures over time and to correct any deficiencies that we may discover in the future.  The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Company’s business.  While we believe the present design of our disclosure controls and procedures is effective to achieve our goal, future events affecting our business may cause us to modify our disclosure controls and procedures.

PART III

Item 10.           Directors and Executive Officers of the Registrant

            Directors

            The Company's Board of Directors currently consists of nine members.  The Board is divided into three classes, each of which contains one‑third of the Board.  Approximately one‑third of the directors are elected annually.  Directors of the Company are generally elected to serve for a three‑year period or until their respective successors are elected and qualified.  In connection with the Company’s acquisition of Cohoes Bancorp, Harry L. Robinson was given a seat on the board for a term to expire at the annual meeting to be held in 2004.  Mr. Robinson will no longer be continuing in office.

            The table below sets forth certain information, as of the Record Date, regarding the composition of the Company's Board of Directors, including their terms of office.  It is intended that the proxies solicited on behalf of the Board of Directors (other than proxies in which the vote is withheld as to any nominee) will be voted at the Meeting FOR the election of the nominees identified below.  If any nominee is unable to serve, the shares represented by all valid proxies will be voted for the election of such substitute as the Board of Directors may recommend.  At this time, the Board of Directors knows of no reason why any nominee might be unable to serve, if elected.  There are no arrangements or understandings between the nominees and any other person pursuant to which the nominees were selected.

Name	Position(s) Held With the Bank	Age(1)	Director Since	Term Expires	Shares of Common Stock Beneficially Owned(2)	Percent of Class

NOMINEES
William H. Jones	Chairman of the Board	61	1998	2004	140,822(3)	*
Joseph W. Phelan	Director	62	1998	2004	179,344(4)	*

DIRECTORS CONTINUING IN OFFICE

Carl A. Florio	Director, President and Chief Executive Officer	55	1998	2005	972,446(5)	3.0
M. Bruce Cohen	Director	61	2001	2005	25,622	*
Anthony J. Mashuta	Director	47	2002	2005	24,622	*
Marilyn A. Herrington	Director	60	1998	2006	182,310	*
Ronald S. Tecler, DMD	Director	65	2002	2006	55,076	*
Richard Koskey	Director	65	2003	2006	115,622	*
Harry L. Robinson (7)	Director	64	2001	2004	96,122(6)	*

*	Less than 1%.
(1)	At June 1, 2004.
(2)

Amounts include shares held directly, as well as shares allocated to such individual's account under the ESOP, shares held jointly with family members, shares held in retirement accounts or shares held in a fiduciary capacity or by certain family members, with respect to which shares the individual may be deemed to have sole voting and/or investment power.  The amounts shown also include 592,822, 48,110, 78,110 and 15,622 shares granted to President Florio, director Phelan, each of directors Jones and Herrington, and each of directors Koskey, Tecler, Cohen, Mashuta and Robinson, respectively, subject to currently exercisable options granted under the Stock Option Plan.

(3)	Includes 1,320 shares owned by Mr. Jones' children and 4,670 shares owned by Mr. Jones' spouse's IRA. Mr. Jones disclaims beneficial ownership with respect to those shares.
(4)	Includes 4,600 shares owned by Mr. Phelan’s children. Mr. Phelan disclaims beneficial ownership with respect to those shares.
(5)	Includes 2,000 shares owned by Mr. Florio's parents. Mr. Florio disclaims beneficial ownership with respect to those shares.
(6)	Includes 10,500 shares owned by Mr. Robinson's children. Mr. Robinson disclaims beneficial ownership with respect to those shares.
(7)	Mr. Robinson will no longer serve as a director following this annual meeting.

The business experience of each director is set forth below.  All directors have held their present positions for at least the past five years, except as otherwise indicated.

            William H. (Tony) Jones.  Mr. Jones is currently Chairman of the Board of Directors of the Company and the Bank, a position he has held since March 2003.  Mr. Jones serves as President of Roe Jan Independent Publishing Co., Inc., Hillsdale, New York, a publisher of community newspapers and similar publications.  Mr. Jones serves on the Executive Committee, Audit Committee and Loan Committee and as a director of Hudson City Associates, Inc.  Mr. Jones also serves as a director of Hudson River Bank & Trust Company Foundation.

            Joseph W. Phelan.  Since 1983, Mr. Phelan has served as Chairman of Taconic Farms, Inc., Germantown, New York, a provider of laboratory animals for research.  He is also Treasurer of the Reformed Church in Germantown, New York.  Mr. Phelan serves on the Trust Committee, Audit Committee, Loan Committee and Compensation Committee.

            Harry L. Robinson.  Since April, 2001, Harry L. Robinson has been a Director of the Company.  Mr. Robinson was President and Chief Executive Officer of Cohoes Bancorp, Inc. and its subsidiary, Cohoes Savings Bank, until its acquisition by the Company in April, 2001.  Mr. Robinson serves on the Trust Committee.  Mr. Robinson will no longer serve as a director after September 28, 2004.

            Carl A. Florio.  Mr. Florio has served as President and Chief Executive Officer of the Company since its incorporation and of the Bank since 1996.  From 1993 until his appointment as President and Chief Executive Officer, Mr. Florio served as Chief Financial Officer of the Bank.  Prior to his becoming the Bank's Chief Financial Officer, Mr. Florio was a partner in the accounting firm of Pattison, Koskey, Rath & Florio.  Mr. Florio serves on the Executive Committee, Loan Committee and Trust Committee and as a Director of Hudson City Associates, Inc., a wholly-owned subsidiary of the Bank.  Mr. Florio is also a Director of the Hudson River Bank & Trust Company Foundation.

            M. Bruce Cohen.  Mr. Cohen is a certified public accountant.  From 1977 to 2000 he was employed as the managing partner of the Albany office of PricewaterhouseCoopers LLP.  Mr. Cohen serves on the Audit Committee.

            Marilyn A. Herrington.  Ms. Herrington is involved in real estate investments and development.  Ms. Herrington serves on the Nominating Committee and Compensation Committee.  Ms. Herrington also serves as a Director of Hudson River Bank & Trust Company Foundation.

            Ronald S. Tecler, DMD.  Dr. Tecler is a practicing dentist.  He has been in private practice since 1967.  He served on the boards of Mohawk Community Bank and Ambanc Holding Co., Inc. and their predecessors from 1996 until 2002.  Dr. Tecler serves on the Executive Committee.

            Anthony J. Mashuta.  Mr. Mashuta is currently the president of Cool Insuring Agency, Inc., an insurance agency.  Mr. Mashuta has held this position since 1992.  Mr. Mashuta serves on the Nominating Committee.

            Richard Koskey.  Mr. Koskey is a certified public accountant and certified financial planner.  He is the managing principal of Pattison, Koskey & Roth P.C., a regional accounting firm.  Mr. Koskey serves on the Nominating Committee.

Meetings and Compensation of the Board of Directors and Committees and Corporate Governance Matters

            Hudson River Bancorp, Inc.  Meetings of the Company's Board of Directors are generally held on a quarterly basis.  The Board of Directors met nine times during the fiscal year ended March 31, 2004.  During fiscal 2004, no incumbent director of the Company attended fewer than 75% of the aggregate of the total number of Board meetings and the total number of meetings held by the committees of the Board of Directors on which he or she served.  Directors of the Company are not paid a fee for serving on the Company Board.

            The Board of Directors of the Company has established the Company's Executive, Audit, Loan, Trust, Nominating and Compensation Committees.  The Board of Directors has adopted written charters for the Audit Committee and the Nominating Committee.  The Board of Directors also adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees.  You may obtain a copy of these documents free of charge by writing to the Corporate Secretary of the Company, One Hudson City Centre, Hudson, New York 12534 or by calling (518) 828-4600.  In addition, the Code of Business Conduct and Ethics has been filed with the SEC as Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended March 31, 2004.  The charters for the Audit Committee and the Nominating Committee are attached as Exhibits 99.1 and 99.2, respectively, to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004.

            The Board has determined that Directors Cohen, Jones, Phelan, Mashuta, Herrington, Tecler and Koskey constituting a majority of the Board members, are "independent directors," as that term is defined in the Nasdaq listing standards.  Stockholders may communicate directly with the Board of Directors by sending written communications to the Chairman of the Board.

            The Company's Executive Committee exercises the powers of the full Board of Directors between board meetings, except that this Committee does not have the authority to amend the charter or bylaws, adopt a plan of merger, consolidation, dissolution, or provide for the disposition of all or substantially all of the property and assets of the Company.  The Executive Committee is composed of Directors Florio, Tecler and Jones.  The Executive Committee met twice during the year ended March 31, 2004.

            The Audit Committee is comprised of Directors Cohen (Chairman), Jones and Phelan, all of whom are "independent directors" under the Nasdaq listing standards.  The Board of Directors has determined that Director Cohen is an "audit committee financial expert" as defined in Item 401(h) of Regulation S-K of the Securities and Exchange Commission and that all of the Audit Committee members meet the independence and financial literacy requirements under the Nasdaq listing standards.  In fiscal 2004, this Committee met five times.  This Committee is responsible for hiring, terminating and/or reappointing the Company's independent auditor and for reviewing the annual audit report prepared by our independent auditors.  The functions of the Audit Committee also include:

            •           approving non-audit and audit services to be performed by the independent auditors;

            •           reviewing and approving all related party transactions for potential conflict of interest situations;

            •           reviewing and assessing the adequacy of the Audit Committee Charter on an annual basis;

            •           reviewing significant financial information for the purpose of giving added assurance that the information is accurate and timely and that it includes all appropriate financial statement disclosures;

            •           ensuring the existence of effective accounting and internal control systems, and

            •           overseeing the entire audit function of the Company, both internal and independent.

            The Loan Committee is responsible for reviewing and approving loans which exceed the lending authority of the Bank's lending officers.  The current members of this Committee are Directors Florio, Jones and Phelan.  This Committee met twelve times during the year ended March 31, 2004.

            The Trust Committee oversees the operations of the Trust Department of the Bank.  The current members of this Committee are Directors Phelan, Robinson and Florio.  This Committee met three times during the year ended March 31, 2004.

            The Nominating Committee is composed of Directors Koskey, Mashuta and Herrington.  The committee is primarily responsible for selecting nominees for election to the Board.  The Nominating Committee generally meets once per year to make nominations.  During the fiscal year ended March 31, 2004, the Nominating Committee met one time with respect to the selection of director nominees.  The Nominating Committee will consider nominees recommended by stockholders in accordance with the procedures in the Company's bylaws, but the Nominating Committee has not actively solicited such nominations.  Pursuant to the Company's Bylaws, nominations for directors by shareholders must be made in writing and delivered to the Corporate Secretary of the Company at least 90 days prior to the meeting and such written nomination must contain certain information as provided in the Company's Bylaws.

            In accordance with its charter, the Nominating Committee has the following responsibilities:

            (i)         recommend to the Board the appropriate size of the Board and assist in identifying, interviewing and recruiting candidates for the Board;

            (ii)        recommend candidates (including incumbents) for election and appointment to the Board of Directors, subject to the provisions set forth in the Company's certificate of incorporation and bylaws relating to the nomination or appointment of directors, based on the following criteria: business experience, education, integrity and reputation, independence, conflicts of interest, diversity, age, number of other directorships and commitments (including charitable obligations), tenure on the Board, attendance at Board and committee meetings, stock ownership, specialized knowledge (such as an understanding of banking, accounting, marketing, finance, regulation and public policy) and a commitment to the Company's communities and shared values, as well as overall experience in the context of the needs of the Board as a whole;

            (iii)       review nominations submitted by stockholders, which have been addressed to the Corporate Secretary, and which comply with the requirements of the Company's certificate of incorporation and bylaws.  Nominations from stockholders will be considered and evaluated using the same criteria as all other nominations;

            (iv)       annually recommend to the Board committee assignments and committee chairs on all committees of the Board, and recommend committee members to fill vacancies on committees as necessary, and

            (v)        perform any other duties or responsibilities expressly delegated to the Committee by the Board.

            Nominations, other than those made by the Nominating Committee, must be made pursuant to timely notice in writing to the Corporate Secretary as set forth in Section 6(c) of the Company's bylaws.  In general, to be timely, a shareholder's notice must be received by the Company not less than 90 days prior to the date of the annual meeting; however, if less than 100 days' notice of the date of the scheduled annual meeting is given by the Company, the shareholder has until the close of business on the tenth day following the day on which notice of the date of the scheduled annual meeting was made. The shareholder's notice must include the information set forth in Section 6(c) of the Company's bylaws, which includes the following:

            (i)         as to each person whom a shareholder proposes to nominate for election as a director:

1.         all information relating to the proposed nominee that is required to be disclosed in the solicitation of proxies for election as directors or is otherwise required pursuant to Regulation 14A under the Securities Exchange Act of 1934.

            (ii)        as to the shareholder giving the notice:

1.                 name and address of the shareholder as they appear on the Company's books;

2.                 number of shares of the Company's common stock beneficially owned by the shareholder.

            The foregoing description is a summary of the Company's nominating process.  Any shareholder wishing to propose a director candidate to the Company should review and must comply in full with the procedures set forth in the Company's certificate of incorporation and bylaws, and Delaware law.

                The Compensation Committee recommends employee compensation, benefits and personnel policies to the Board of Directors, as well as salaries and cash bonus plan distributions concerning executive officers of the Company and the Bank.  The current members of this Committee are Directors Phelan and Herrington.  This Committee met one time during the year ended March 31, 2004.

            Hudson River Bank & Trust Company.  The Bank's Board of Directors consists of the same members as the Company's Board of Directors.  The Bank's Board of Directors meets monthly and may have additional special meetings.  The Board of Directors met thirteen times during the year ended March 31, 2004.  During fiscal 2004, no incumbent director of the Bank attended fewer than 75% of the aggregate of the total number of Board meetings and the total number of meetings held by the committees of the Board of Directors on which he or she served.

            Hudson River Commercial Bank.  In November 2002, Hudson River Commercial Bank officially opened for business. The Commercial Bank's Board of Directors consists of the same members as the Company's Board of Directors.  The Commercial Bank's Board of Directors meets monthly and may have additional special meetings.  The Board of Directors met twelve times during the year ended March 31, 2004.  During fiscal 2004, no incumbent director of the Bank attended fewer than 75% of the aggregate of the total number of Board meetings and the total number of meetings held by the committees of the Board of Directors on which he or she served.  Directors of the Commercial Bank are not paid a fee for serving on the Commercial Bank’s Board.

            Director Compensation.  Non-employee directors of the Bank are paid a fee of $1,500 per meeting for serving on the Board of Directors of the Bank. During fiscal 2004, members of the Executive, Loan and Audit Committees each received $600 per committee meeting attended, and members of the Trust Committee, Nominating Committee and Compensation Committee received $300 per meeting attended.

            Executive Officers

Information concerning Executive Officers of the Company is incorporated herein by reference from Part I, Item 1 of this Annual Report on Form 10-K.

            Code of Ethics

In May 2004, the Company adopted a written Code of Ethics based upon the standards set forth under Item 406 of Regulation S-K of the Securities Exchange Act.  The Code of Ethics applies to all of the Company’s directors, officers and employees.  A copy of the Company’s Code of Ethics is being filed with the SEC as Exhibit 14 to this Annual Report on Form 10-K.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended March 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 11.  Executive Compensation

            The following table sets forth information concerning the compensation paid or granted to the Named Officers in fiscal 2004, 2003 and 2002 whose salary and bonus exceeded $100,000.  No other executive officers had compensation (salary and bonus) in excess of $100,000 in fiscal 2004.

SUMMARY COMPENSATION TABLE
Annual Compensation				Long Term Compensation
				Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Restricted Stock Award(s) ($)	Options (#)	All Other Compensation ($)(1)

Carl A. Florio, President and Chief Executive Officer	2004	$402,000	$251,000	$ ---	---	$59,006
	2003	352,000	147,980	---	---	46,336
	2002	302,000	102,060	---	---	58,521

Sidney D. Richter Executive Vice President	2004	$180,000	$90,950	---	---	$57,814
	2003	173,600	62,412	---	---	45,357
	2002	148,600	43,402	---	---	57,313

Timothy E. Blow Chief Financial Officer	2004	$160,000	$86,413	---	---	$57,393
	2003	151,800	53,526	---	---	44,973
	2002	126,800	34,358	---	---	53,786

James F. Mackerer Senior Vice President	2004	$96,500	$23,000	---	---	$34,299
	2003	93,600	12,500	235,417(2)	50,628(6)	23,582
	2002	90,000	11,500	22,740(3)	---	33,430
Michael J. Mackay Senior Vice President	2004	$90,000	$16,000	267,652(4)	48,628(7)	$28,357
	2003	75,000	8,000	3,557(5)	1,000(8)	15,679
	2002	61,000	7,000	4,548(5)	1,000(8)	20,161

(1)            Includes the following allotments:

2004
	Life Insurance	ESOP Allocation	401(k) Allocation
Carl A. Florio	$ 387	$ 52,215	$ 6,404
Sidney D. Richter	$ 387	$ 52,215	$ 5,212
Timothy E. Blow	$ 387	$ 52,215	$ 4,791
James F. Mackerer	$ 387	$ 31,169	$ 2,743
Michael J. Mackay	$ 387	$ 27,523	$ 447
2003
	Life Insurance	ESOP Allocation	401(k) Allocation
Carl A. Florio	$ 288	$ 40,146	$ 5,902
Sidney D. Richter	$ 288	$ 40,146	$ 4,923
Timothy E. Blow	$ 288	$ 40,146	$ 4,539
James F. Mackerer	$ 288	$ 21,279	$ 2,015
Michael J. Mackay	$ 288	$ 15,056	$ 335
2002
	Life Insurance	ESOP Allocation	401(k) Allocation
Carl A. Florio	$ 288	$ 52,579	$ 5,654
Sidney D. Richter	$ 288	$ 52,579	$ 4,446
Timothy E. Blow	$ 288	$ 49,708	$ 3,790
James F. Mackerer	$ 288	$ 31,345	$ 1,797
Michael J. Mackay	$ 288	$ 19,568	$ 305

(2)           Represents the value of 9,929 shares of restricted stock granted on April 1, 2002 to Mr. Mackerer pursuant to the Company's Recognition and Retention Plan.  The shares vest ratably over an eight year period.

(3)           Represents the value of 1,500 shares of restricted stock granted on April 19, 2001 to Mr. Mackerer pursuant to the Company's Recognition and Retention Plan.  All of such shares vested on March 31, 2002.

(4)           Represents the value of 22,258 shares of restricted stock granted on April 16, 2003 to Mr. Mackay pursuant to the Company's Recognition and Retention Plan.  The shares vest ratably over an eight year period.

(5)           Represents the value of 300 shares of restricted stock granted on each of April 1, 2002 and April 19, 2001 to Mr. Mackay pursuant to the Company's Recognition and Retention Plan.  The shares vested on March 31, 2002 and March 31, 2003, respectively.

(6)           Represents stock options granted to Mr. Mackerer on April 1, 2002 pursuant to the Company's Stock Option and Incentive Plan.  The options vest ratable over a three year period.

(7)           Represents stock options granted to Mr. Mackay on April 16, 2003 pursuant to the Company's Stock Option and Incentive Plan.  The options vest ratably over a three year period.

(8)           Represents stock options granted to Mr. Mackay on each of April 1, 2002 and April 19, 2001 pursuant to the Company's Stock Option and Incentive Plan.  The options vested on March 31, 2002 and March 31, 2003, respectively.

                The following table sets forth certain information concerning the number and value of unexercised stock options held by Messrs. Florio, Richter, Blow, Mackerer and Mackay at March 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Carl A. Florio	4,000	$ 24,920	592,882	--	$ 8,804,298	--
Sidney D. Richter	2,000	$ 13,400	281,944	--	$ 4,186,868	--
Timothy E. Blow	--	--	298,074	--	$ 4,426,399	--
James F. Mackerer	--	--	43,124	16,876	$ 434,335	$ 147,581
Michael J. Mackay	--	--	27,582	32,418	$ 299,940	$ 277,984

 (1)            Amounts represent the difference between the exercise prices ($5.75 with respect to Messrs. Florio, Richter and Blow; $5.75 and $11.86 with respect to Mr. Mackerer; and $5.75, $7.58, $11.86, and $12.03 with respect to Mr. Mackay) and the fair market value at March 31, 2004.

            Consulting Agreement.  On May 1, 2001, the Company entered into a consulting agreement (the "Agreement") with Harry Robinson, a director of the Company and the Bank.  Under the terms of the Agreement, Mr. Robinson will receive for a period of five years a consulting fee of $150,000 per year in exchange for consulting services in connection with the business of the Company and the Bank. The consulting services include consulting with the Company regarding the operations and customer relationships of the Company, providing introductions to customers, serving as senior adviser to the Bank and providing general merger and acquisition advice. In connection with the Agreement, Mr. Robinson's services are limited to 50 hours in any calendar month.

            In the event of a Change in Control of the Company during the period of the Agreement, Mr. Robinson may elect to have all of the consulting fees owed to him for the remainder of the term of the Agreement become immediately due and payable upon completion of the Change in Control.  Mr. Robinson will continue to provide consulting services during the remainder of the term of the Agreement provided that he is no longer required to provide general merger and acquisition advice, the number of hours of service will be limited to 15 in any calendar month following the Change in Control and his services will be provided from any location he selects.  A Change in Control is defined in the Agreement as consummation of a transaction that would result in the reorganization, merger or consolidation of the Company, with one or more other persons with exceptions as described in the Agreement.

            Non-Competition Agreement.  In addition to the Consulting Agreement described above, the Company also entered into a Non-Competition Agreement with Mr. Robinson on May 1, 2001.  Under the terms of the Non-Competition Agreement, Mr. Robinson agreed that for a period of five years after May 1, 2001, he would not (i) engage directly or indirectly in the banking or financial services business other than on behalf of the Company or its affiliates within the Market Area which consists of each of the counties in any state of the United States in which the Company or any of its affiliates has a deposit-taking or lending office (ii) directly or indirectly own, manage, operate, control, be employed by, or provide management consulting or advisory service in any capacity to any firm, corporation or other entity (other than the Company or its affiliates) engaged directly or indirectly in the banking or financial services business in the Market Area, or (iii) directly or indirectly solicit or otherwise intentionally cause any employee, officer or member of the Board of Directors of the Company or its affiliates in any action prohibited under (i) or (ii) above.  In consideration for the above,  the Company paid Mr. Robinson $200,000 on May 1, 2001 and will pay Mr. Robinson $250,000 on the fifth anniversary of the date of the Non-Competition Agreement.

            Employment Agreements.  The Bank entered into employment agreements with Messrs. Florio, Richter, Blow, Mackerer and Mackay, and Hudson River entered into employment agreements with Messrs. Florio, Richter and Blow.  The employment agreements ensure that the Bank and Hudson River are able to maintain a stable and competent management base.  The continued success of the Bank and Hudson River depends to a significant degree upon the skills and competence of the above referenced officers.

            The employment agreements provide for either three-year or two-year terms for each executive.  The terms of the employment agreements are extended for each executive on a daily basis unless written notice of non-renewal is given by the board.  The employment agreements provide that the executive's base salary is reviewed annually.  In addition to the base salary, the employment agreements provide for, among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel.  The agreements provide for termination by the Bank or Hudson River for cause at any time.  In the event the Bank or Hudson River chooses to terminate the executive's employment for reasons other than for cause, or in the event of the executive's resignation from the Bank and Hudson River upon: (i) failure to re-elect the executive to his/her current offices; (ii) a material change in the executive's functions, duties or responsibilities; (iii) a reduction in the benefits and perquisites being provided to the executive under the employment agreement; (iv) a liquidation or dissolution of the Bank or Hudson River; or (v) a breach of the agreement by the Bank or Hudson River, the executive or, in the event of death, his/her beneficiary would be entitled to receive an amount equal to the remaining base salary and bonus payments due to the executive for the remaining term of the employment agreement and the contributions that would have been made on the executive's behalf to any employee benefit plans of the Bank and Hudson River during the remaining term of the agreement.  The Bank and Hudson River would also continue and pay for the executive's life, health, dental and disability coverage for the remaining term of the agreement.  Upon any termination of the executive, other than following a change in control, the executive is subject to a one year non-competition agreement.

            Under the employment agreements, if voluntary or involuntary termination follows a change in control of the Bank or Hudson River, the executive or, in the event of the executive's death, his/her beneficiary, would be entitled to the payment of base salary, plan contributions and other forms of compensation to which the executive would be entitled for the remaining term of the employment agreement plus a severance payment equal to the greater of: (i) the payments due for the remaining terms of the agreement; or (ii) three times the average of the five preceding taxable years' annual compensation for Mr. Florio, and two times the average of the five preceding taxable years' annual compensation for the four other individuals.  The Bank and Hudson River would also continue the executive's life, health, and disability coverage for thirty-six months for Messrs. Florio, Richter and Blow, and twenty-four months for the other two individuals.  Under the employment agreements, a voluntary termination following a  change in control means the executive's voluntary resignation following any demotion, loss of title, office authority or responsibility, a reduction in compensation or benefits, or relocation.  Notwithstanding that both the Bank and Hudson River employment agreements provide for a severance payment in the event of a change in control, the executive would only be entitled to receive a severance payment under one agreement.

            Payments to the executive under the Bank's employment agreement are guaranteed by Hudson River in the event that payments or benefits are not paid by the Bank.  Payment under Hudson River's employment agreement would be made by Hudson River.  Hudson River's employment agreement also provides that Hudson River compensates the executive for excise taxes imposed on any "excess parachute payments," as defined under section 280G of the Internal Revenue Code and any additional income and excise taxes imposed as a result of such compensation.  All reasonable costs and legal fees paid or incurred by the executive pursuant to any dispute or question of interpretation relating to the employment agreements shall be paid by the Bank or Hudson River, respectively, if the executive is successful on the merits pursuant to a legal judgment, arbitration or settlement.  The employment agreements also provide that the Bank and Hudson River shall indemnify the executive to the fullest extent allowable under New York and Delaware law, respectively.  In the event of a change in control of the Bank or Hudson River, the total amount of payments due under the employment agreements, based solely on cash compensation and severance payments and excluding any benefits (including future benefits) under any employee benefit plan or arrangements (or cashout thereof) or reimbursement for taxes which may be payable, would be approximately $8.2 million.

            Change in Control Agreements. The Bank entered into two-year Change in Control (CIC) Agreements with seven officers of the Bank, and one-year CIC Agreements with eight officers of the Bank, none of whom are covered by employment agreements.  The terms of the Bank CIC agreements are extended for each officer on a daily basis unless written notice of non-renewal is given by the board.  The Bank's CIC Agreements provide that in the event voluntary or involuntary termination follows a change in control of Hudson River or the Bank, the officer would be entitled to receive a severance payment equal to either two times or one time, respectively, the officer's average cash compensation for the five most recent taxable years.  The Bank would also continue to pay for the officer's life, health and disability coverage for twenty-four months or twelve months, respectively, following termination.  Under the CIC Agreements, a voluntary termination following a change in control means the executive's voluntary resignation following any demotion, loss of title, office authority or responsibility, a reduction in compensation or benefits, or relocation.  In the event of a change in control of Hudson River or the Bank, the total payments that would be due under the CIC Agreements, based solely on the five year average cash compensation paid to the officers covered by the CIC Agreements and excluding any benefits under any employee benefit plan which may be payable, would be approximately $1.5 million.

            Employee Severance Compensation Plan. The Bank's board established the Hudson River Bank & Trust Company Employee Severance Compensation Plan which provides designated employees with severance pay benefits in the event of a change in control of the Bank or Hudson River.  Management personnel with employment agreements or CIC Agreements are not eligible to participate in the severance plan.  Generally, designated employees are eligible to participate in the severance plan if they have completed at least one year of service with the Bank.  The severance plan vests in each participant a contractual right to the benefits such participant is entitled to thereunder.  Under the severance plan, in the event of a change in control of the Bank or Hudson River, eligible employees who are terminated from or terminate their employment within one year (for reasons specified under the severance plan), are entitled to receive a severance payment.  If the participant, whose employment has terminated, has completed at least one year of service, the participant is entitled to a cash severance payment equal to the last two weeks of annual compensation immediately preceding a change-in-control for each year of service up to a maximum of 100% of annual compensation.  Such payments may tend to discourage takeover attempts by increasing costs to be incurred by the Bank in the event of a takeover.  In the event the provisions of the Severance Plan are triggered, the total amount of payments that would be due thereunder, based solely upon current salary levels, would be approximately $311 thousand.  However, it is management's belief that certain of the Bank's employees would be retained in their current positions in the event of a change in control, and that any amount payable under the severance plan would be considerably less than the total amount that could possibly be paid under the severance plan.

            Benefit Plans.  The Bank currently provides health care benefits to its employees, including hospitalization, major medical, dental, life and disability insurance, subject to certain deductibles and copayments by employees.

            Defined Benefit Pension Plan.  The Bank sponsors a defined benefit pension plan for its employees.  Salaried employees are eligible to participate in the pension plan following the completion of one year of service (1,000 hours worked during a continuous 12-month period) and attainment of 21 years of age.  A participant must reach five years of service before attaining a vested interest in his or her retirement benefits, after which such participant is 100% vested.  The pension plan is funded solely through contributions made by the Bank.

            The benefit provided to a participant at normal retirement age (generally age 65) is equal to 2% of Average Compensation less 0.5% of Final Three Year Average Compensation (limited to Covered Compensation) for each year of service up to a maximum of 25 years.  Compensation for this purpose is the participant's basic annual salary, including any contributions through a salary reduction arrangement to a cash or deferred plan, but exclusive of overtime, bonuses, severance pay, or any special payments or other deferred compensation arrangements.  “Average Compensation” is the average of compensation during the 60 consecutive months of the last 120 months of employment affording the highest such average.  “Covered Compensation” is the average of the Social Security taxable wage base for the 35 years ending with the year an individual attains Social Security Retirement Age.

            The annual benefit provided to participants (i) at early retirement age (generally age 62) with five years of service who elect to defer the payment of their benefits to normal retirement age, (ii) at early retirement age with five years of service who elect to receive payment of their benefits prior to normal retirement age, or (iii) who postpone annual benefits beyond normal retirement age as described in the paragraph above.  A participant eligible for early retirement benefits who does not meet the requirements set forth above will have his or her benefits adjusted as further described in the pension plan. The pension plan also provides for disability and death benefits.

            The following table sets forth, as of March 31, 2004, estimated annual pension benefits for individuals at age 65 payable in the form of a life annuity under the most advantageous plan provisions for various levels of compensation and years of service.  The amounts in this table are based upon the assumption that the Pension Plan continues in its present form and do not reflect offsets for Social Security benefits and do not reflect benefits payable under the ESOP.  At March 31, 2004, the estimated years of credited service of Messrs. Florio, Richter, Blow, Mackerer and Mackay were eleven, thirteen, seven, eleven and eight years, respectively.

Pension Plan Table Years of Benefit Service
Final Average Salary	15	20	25	30

$ 75,000	$19,202	$25,603	$32,004	$32,004
$100,000	$26,702	$35,603	$44,504	$44,504
$125,000	$34,202	$45,603	$57,004	$57,004
$150,000	$41,702	$55,603	$69,504	$69,504
$160,000	$44,702	$59,603	$74,504	$74,504
$170,000	$47,702	$63,603	$79,504	$79,504
$180,000	$50,702	$67,603	$84,504	$84,504
$190,000	$53,702	$71,603	$89,504	$89,504
$200,000	$56,702	$75,603	$94,504	$94,504

For the 2003 calendar year, the maximum compensation is limited to $200,000.  The maximum benefit payable under the qualified plan for the 2003 calendar year is $160,000.

            Benefit Restoration Plan.  Hudson River also maintains a non-qualified supplemental retirement plan, known as the Benefit Restoration Plan.  The Benefit Restoration Plan provides certain officers and highly compensated executives of Hudson River and the Bank with supplemental retirement income when such amounts cannot be paid from the tax-qualified Pension Plan, 401(k) Plan or ESOP.  Participants in the Benefit Restoration Plan receive a benefit equal to the amount they would have received under the Pension Plan, the 401(k) Plan and the ESOP, but for reductions in such benefits imposed by operation of Sections 401(a)(17), 401(m), 401(k)(3), 402(g) and 415 of the Internal Revenue Code.  In addition, the Benefit Restoration Plan is intended to make up benefits lost under the ESOP allocation procedures to certain participants named by the Compensation Committee who retire prior to the complete repayment of the ESOP loan.  At the retirement of a participant, the restored ESOP benefits under the Benefit Restoration Plan are determined by first: (1) projecting the number of shares that would have been allocated to the participant under the ESOP if they had been employed throughout the period of the ESOP loan (measured from the participant's first date of ESOP participation); and (2) first reducing the number determined by (1) above by the number of shares actually allocated to the participant's account under the ESOP; and second, by multiplying the number of shares that represent the difference between such figures by the average fair market value of the common stock over the preceding five years.  Benefit Restoration Plan participant's benefits are payable upon the retirement or other termination of service of the participant in the form of a lump sum.  Payment of a deceased participant's benefits will be made to his or her designated beneficiary.

            Stock Based Benefit Plans. Hudson River also maintains an amended 1998 Stock Option and Incentive Plan and an amended 1998 Recognition and Retention Plan.

Compensation Committee Report on Executive Compensation.

            The information contained in this report shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

            In fulfillment of SEC requirements for disclosure in proxy materials of the Compensation Committee's policies regarding compensation for executive officers, the committee has prepared the following report for inclusion in this proxy statement.

            Decisions on compensation of Hudson River's executives are made by the Compensation Committee of the Board.  Each member of the committee is a non-employee director.  The committee believes that the actions of each executive officer have the potential to impact the short-term and long-term profitability of Hudson River.  Consequently, the committee places considerable importance on its task of designing and administering an executive compensation program.

            Compensation Policy.  The Compensation Committee has developed an executive compensation policy designed to (1) offer competitive compensation to attract, motivate, retain and reward executive officers who are crucial to the long-term success of Hudson River; and (2) encourage decision-making that maximizes long-term shareholder value.  The Compensation Committee has sought to consider a multitude of factors establishing appropriate levels of compensation for executive officers, with no one factor clearly overshadowing all the others.

            The compensation package provided to the executive officers of Hudson River is composed principally of base salary and cash and stock-based incentive awards.  Executive officers also participate in other benefit plans available to all eligible employees, including the ESOP.

            The Compensation Committee considers a variety of factors in determining executive compensation.  These factors generally fall into two categories, those that relate to specific work performed and expected of the officer and those that relate to Hudson River, the Bank, the local business economic conditions and other general matters.  In the former category, the Committee considers, among other factors, the level of responsibility of each officer; the expertise and skill level required to perform the position; satisfaction of prior period goals and objectives; length of service; the complexity of work that may be required in connection with strategic plans or special projects; and prior compensation history.  In the latter category, the Committee considers, among other factors, Hudson River's earnings, capital and asset size; the results of government regulatory examinations; the Bank's regulatory ratings on safety and soundness as well as Community Reinvestment Act examinations; and performance and compensation programs of peer group Banks.

            Employee benefit plans represent an important component of any compensation package.  The defined benefit pension plan and health insurance benefits available to all employees, including executive officers, provide competitive benefits comparable to those available at other institutions.  Stock-based compensation plans, including the ESOP, the 1998 Stock Option and Incentive Plan and the 1998 Recognition and Retention Plan, provide employees, including executive officers, with additional equity-based incentives to maximize long-term shareholder value.  Cash bonuses are used to provide incentives to both executive officers and other employees in relation to specific projects or additional responsibilities.

            The Compensation Committee's decisions are discretionary and are based upon subjective factors.  No mathematical or similar objective formula is used to determine any compensation package.  The Compensation Committee believes that a competitive employee benefit package is essential to achieving the goals of attracting and retaining highly qualified employees.

            Chief Executive Officer.  Total annual compensation paid to Carl A. Florio, President and Chief Executive Officer, for fiscal 2004 was $653,000 as detailed in the above compensation table and reflects a 31% increase from fiscal 2003.  In determining total compensation paid to the Chief Executive Officer, including his benefits under the Benefit Restoration Plan, the Compensation Committee considered the factors discussed above and also considered a number of specific matters including stock-based compensation and benefit plans awarded or made available to chief executive officers of other financial institutions.

            Compensation Committee Interlocks and Insider Participation.  Sidney D. Richter, Executive Vice President of Hudson River and the Bank, also serves as a director of Taconic Farms, Inc.  Director Phelan, a member of the Compensation Committee of Hudson River and the Bank, also serves as the Chairman of Taconic Farms, Inc.

            This report is included herein at the direction of the Compensation Committee members.

Joseph W. Phelan

Marilyn A. Herrington

Report of the Audit Committee of the Board of Directors

            The following Report of the Audit Committee of the Board of Directors shall not be deemed to be soliciting material or to be incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent Hudson River specifically incorporates this Report therein, and shall not otherwise be deemed filed under such Acts.

            Membership and Role of the Audit Committee.  The Audit Committee consists of the following members of the Company's Board of Directors: Cohen, Jones and Phelan.  Each of the members of the Audit Committee is independent as defined under the Nasdaq listing standards.  The Audit Committee operates under a written charter adopted by the Board of Directors.

            Management is responsible for the Company's internal controls and financial reporting process. KPMG, the Company's independent auditors, is responsible for performing an independent audit of the Company's consolidated financial statements in accordance with auditing standards generally accepted in the United States of America and to issue a report thereon.  The Company's internal auditors are responsible for monitoring compliance with internal policies and procedures.  The Committee is responsible for providing independent and objective oversight to these processes.  In performing its oversight, the Committee reviews the performance of its independent auditors and its internal auditors.

            As required by our charter, we received and reviewed the report of KPMG regarding the results of their audit, as well as the written disclosures and the letter from KPMG required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees).  We also reviewed and discussed the audited financial statements with Company management.  A representative of KPMG also discussed with the Audit Committee the independence of KPMG from the Company, as well as the matters required to be discussed by Statement of Auditing Standards No. 61 (Communication with Audit Committees).

            In fulfilling our oversight responsibility of reviewing the services performed by the Company's independent auditors, we carefully reviewed the policies and procedures for the engagement of the independent auditors.  We also discussed with the Company's internal and independent auditors the overall scope and plans for their respective audits.  We met with the internal and independent auditors, both with and without management present, to discuss the results of their examinations, the evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.  We pre‑approve all audit and permissible non‑audit services provided by our independent auditors. These services may include audit services, audit‑related services, tax services and other services. Prior to engaging our independent auditors to render an audit or permissible non‑audit service, we specifically approve the engagement of our independent auditors to render that service. Accordingly, the Company does not engage our independent auditors to render audit or permissible non‑audit services pursuant to pre‑approval policies or procedures or otherwise, unless the engagement to provide such services has been approved by the Audit Committee in advance.  As such, the engagement of KPMG to render 100 percent of the services described in the categories above was approved by the Audit Committee in advance of the rendering of those services.  We also reviewed and discussed with the independent auditors the fees paid to the independent auditors; these fees are described under "Item 14." below.

            In reviewing the services performed by KPMG, however, the Committee relies on the appropriateness of financial statements and other information, opinions, reports and statements provided to the Committee by management, the independent auditors and the internal auditors.  Accordingly, the Committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations.  The Committee's oversight does not assure that the audit of the Company's consolidated financial statements has been carried out in accordance with auditing standards generally accepted in the United States of America or that the audited consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America.

            Review of the Company's Audited Consolidated Financial Statements for the Fiscal Year ended March 31, 2004.  The Audit Committee has reviewed and discussed the audited consolidated financial statements of the Company for the fiscal year ended March 31, 2004 with the Company's management.  The Audit Committee has discussed with KPMG, the matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

            The Company’s Chief Executive Officer and Chief Financial Officer also reviewed with the Audit Committee the certifications that each officer will file with the SEC pursuant to the requirements of Section 302 and 906 of the Sarbanes-Oxley Act of 2002 and the policies and procedures adopted to ensure the accuracy of such certifications.

            Based on the Audit Committee's review and discussions noted above, the Audit Committee recommended to the Board of Directors that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004, for filing with the Securities and Exchange Commission.

M. Bruce Cohen

William H. Jones

Joseph W. Phelan

Comparative Stock Performance Presentation

            Set forth below is a line graph comparing the cumulative total return on the Company's Common Stock to the cumulative total return of the Nasdaq Bank Index and the S&P 500 Index for each annual period from March 31, 1999 through March 31, 2004.  The presentation assumes $100 was invested on March 31, 1999 in the Company's Common Stock and in each of the indices and assumes the reinvestment of all dividends.  Historical stock price performance is not necessarily indicative of future stock prices.

		Period Ending
Index	03/31/99	03/31/00	03/31/01	03/31/02	03/31/03	03/31/04
Hudson River Bancorp, Inc.	100.00	92.45	131.14	231.08	224.28	409.71
S&P 500*	100.00	118.36	92.60	92.94	69.91	94.60
NASDAQ Bank Index*	100.00	90.49	109.66	135.29	122.50	166.04

Item 12.  Security Ownership of Certain Beneficial

  Owners and Management and Related Stockholder Matters

            At June 1, 2004, the Company had 30,365,944 shares of common stock outstanding.

            The following table sets forth information, as of the Record Date, regarding share ownership of (i) those persons or entities known by management to beneficially own more than five percent of the Common Stock ("Five Percent Beneficial Owners"), (ii) each officer of the Company and the Bank who made in excess of $100,000 (salary and bonus) (the "Named Officers") during the 2004 fiscal year ("fiscal 2004"); and (iii) all directors and executive officers of the Company and the Bank as a group.

Beneficial Owner	Shares Beneficially Owned at June 1, 2004	Percent of Class

Five Percent Beneficial Owners
Private Capital Management, L.P. Bruce S. Sherman Gregg J. Powers 8889 Pelican Bay Blvd. Naples, Florida 34108	2,771,348(2)	8.7%
Hudson River Bank & Trust Company Employee Stock Ownership Plan One Hudson City Centre Hudson, New York 12534	2,736,884(1)	8.6

Named Officers(3)
Carl A. Florio, Director, President and Chief Executive Officer	972,446(4)	3.0
Sidney D. Richter, Executive Vice President	483,203(5)	1.5
Timothy E. Blow, Chief Financial Officer	416,157(6)	1.3
James F. Mackerer, Senior Vice President	97,131(7)	*
Michael J. Mackay, Senior Vice President	45,875(8)	*

All Directors and Executive Officers as a Group (13 persons) (3)	2,834,352	8.9%

*	Less than 1%.
(1)

The amount reported represents shares held by the Hudson River Bank & Trust Company Employee Stock Ownership Plan (the "ESOP"), 1,223,696 of which were allocated to accounts of participants.  First Bankers Trust Co., N.A., Quincy, Illinois, the trustee of the ESOP, may be deemed to beneficially own the shares held by the ESOP which have not been allocated to the accounts of participants.  Unallocated shares will be voted by the trustee in the same proportion as allocated shares for which it received instructions, subject to the requirements of applicable law and the fiduciary duties of the trustee.  The ESOP administrators are entitled to direct the voting of the allocated shares for which timely voting instructions are not received from the participants.

(2)

The above information regarding beneficial ownership by Private Capital Management, L.P., Bruce S. Sherman and Gregg J. Powers is reported by them in an amended  statement dated February 13, 2004, on Schedule 13-G under the Securities Exchange Act of 1934, as amended.  Private Capital Management reported shared voting and shared dispositive power over 2,771,348 shares.  Private Capital Management, L.P. filed the Schedule 13-G on behalf of Private Capital Management, L.P., Bruce S. Sherman, its Chairman, and Gregg J. Powers, its President.  Mr. Sherman reported shared voting and dispositive power over 2,614,948 shares and sole voting and dispositive power over 140,400 shares.  Mr. Powers reported shared voting and dispositive power over 2,614,948 shares.

(3)

Amounts include shares held directly, as well as shares allocated to the ESOP accounts of group members, shares held jointly with family members, shares held in retirement accounts or shares held in a fiduciary capacity or by certain family members, and shares subject to options exercisable within 60 days of June 1, 2004

(4)

Includes 592,882 shares subject to options exercisable within 60 days of June 1, 2004, and 56,370 shares held in a deferred compensation account.  Amount also includes 2,000 shares owned by Mr. Florio's parents, as to which he disclaims beneficial ownership.

(5)	Includes 265,944 shares subject to options exercisable within 60 days of June 1, 2004, and 14,374 shares held in a deferred compensation account.
(6)	Includes 298,074 shares subject to options exercisable within 60 days of June 1, 2004, and 16,180 shares held in a deferred compensation account.
(7)

Includes 43,124 shares subject to options exercisable within 60 days of June 1, 2004, and 1,100 shares held in a deferred compensation account.  Amount also includes 1,200 shares held by Mr. Mackerer’s children and 12,000 shares held by Mr. Mackerer and his spouses’ parents as to which he disclaims beneficial ownership.

(8)	Includes 27,582 shares subject to options exercisable within 60 days of June 1, 2004, and 2,848 shares held in a deferred compensation account.

            Information concerning compensation plans under which shares of Hudson River common stock may be issued is contained in Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders attached hereto as Exhibit 13 and incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions

Federal laws require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features.  As of March 31, 2004, all outstanding loans to the Bank's executive officers and directors were made in the ordinary course of business and on the same terms, including collateral and interest rates, as those prevailing at the time for comparable transactions with the general public, and do not involve more than the normal risk of collectiblity.

Item 14.  Principal Accountant Fees and Services

During the fiscal year ended March 31, 2004, KPMG  provided various audit, audit-related and non-audit services to the Company as follows:  (a) the audit of the Company's fiscal 2004 annual financial statements and review of financial statements in the Company's Quarterly Reports on Form 10-Q, (b) audits of employee benefit plans and (c) tax services.  The aggregate fees billed to the Company by KPMG and its affiliates for the fiscal years ended March 31, 2004 and 2003 were as follows:

	Year Ended March 31,
	2004	2003
Audit Fees	$164,000	$154,750
Audit Related Fees (1)	15,600	29,800
Tax Fees (2)	99,975	244,370
All Other Fees (3)	--	11,400

(1) Primarily for employee benefit plan audits.
(2) Primarily for tax compliance, tax advice and tax return preparation services.
(3) Primarily for technology assessment and merger assistance.

The Audit Committee of the Board has considered whether the services provided as described in sections (1), (2), and (3) above is compatible with maintaining KPMG's independence.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

            (a)(1)   Financial Statements:  See Part II – Item 8.  Financial Statements and Supplementary Data.

            (a)(2)   Not applicable.

            (a)(3)   Exhibits:  See subitem (c) of Item 15.

(b)               Current reports on Form 8-K.

            (c)        Exhibits:

Regulation S-K Exhibit Number	Document	Reference to Prior Filing or Exhibit Number Attached Hereto
3(i)	Certificate of Incorporation	*
3(ii)	Bylaws	****
4	Instruments defining the rights of security holders, including debentures	*
10	Material Contracts
	Employment Agreement between Hudson River Bank & Trust Company and certain executive officers	*
	Employment Agreement between Hudson River Bancorp, Inc. and certain executive officers	*
	Change-In-Control Severance Agreement with certain officers of Hudson River Bank & Trust Company	*
	Hudson River Bank & Trust Company Employee Severance Compensation Plan	*
	Employee Stock Ownership Plan	*
	Benefit Restoration Plan	**
	1998 Stock Option and Incentive Plan	***
	1998 Recognition and Retention Plan	***
13	Annual Report to Shareholders	13
14	Code of Ethics	14
21	Subsidiaries of Registrant	21
23	Consent of Independent Registered Public Accounting Firm	23
31.1	Rule 13(a)-14(a) Certification (Chief Executive Officer)	31.1
31.2	Rule 13(a)-14(a) Certification (Chief Financial Officer)	31.2
32	Section 1350 Certification	32
99.1	Charter of the Audit Committee	99.1
99.2	Charter of the Nominating Committee	99.2

*              Filed as exhibits to the Company's Form S-1 registration statement filed on March 9, 1998 (File No. 333‑47605) under the Securities Act of 1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

**           Filed as exhibits to the Company's Pre-effective Amendment No. One to Form S-1 filed on May 1, 1998 (File No. 333‑47605) under the Securities Act of 1933.  All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

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

(c)             Reports on Form 8-K

A current report on Form 8-K was filed with the SEC on January 15, 2004 releasing the Company’s earnings results for the three and nine months ended December 31, 2003.

A current report on Form 8-K was filed with the SEC on April 2, 2004 to announce the Company's signing of a definitive agreement to be acquired by First Niagara Financial Group.

A current report on Form 8-K was filed with the SEC on April 5, 2004 detailing the agreement and plan of merger by and between First Niagara Financial Group, Inc. and Hudson River Bancorp, Inc.

A current report on Form 8-K was filed with the SEC on April 15, 2004 releasing the Company’s earnings results for the three and twelve months ended March 31, 2004.

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

/s/ Carl A. Florio Carl A. Florio, Director, President and Chief Executive Officer (Principal Executive and Operating Officer) Date: June 14, 2004	/s/ William H. Jones William H. Jones, Chairman of the Board Date: June 14, 2004

/s/ Ronald S. Tecler Ronald S. Tecler, Director Date: June 14, 2004	/s/ Joseph W. Phelan Joseph W. Phelan, Director Date: June 14, 2004

/s/ Marilyn A. Herrington Marilyn A. Herrington, Director Date: June 14, 2004	/s/ Richard P. Koskey Richard P. Koskey, Director Date: June 14, 2004
/s/ Anthony J. Mashuta Anthony J. Mashuta, Director Date: June 14, 2004	/s/ M. Bruce Cohen M. Bruce Cohen, Director Date: June 14, 2004

/s/ Harry L. Robinson Harry L. Robinson, Director Date: June 14, 2004	/s/ Timothy E. Blow Timothy E. Blow, Chief Financial Officer (Principal Financial and Accounting Officer) Date: June 14, 2004

EXHIBIT 13

2004 ANNUAL REPORT TO SHAREHOLDERS

Financial Highlights

(In thousands, except per share data)	March 31,	2004	2003

For the Year Ended
Net income		$ 31,788	$ 27,854
Basic earnings per share (1)		1.14	1.01
Diluted earnings per share (1)		1.10	0.97

At Year End
Total assets		$ 2,618,830	$ 2,494,912
Loans		1,665,699	1,649,086
Deposits		1,820,973	1,798,373
Shareholders' equity		287,777	258,243
Book value at year end (1)		10.17	9.22
Tangible book value at year end (1)		7.68	6.67

Selected Operating Ratios
Return on average assets		1.25%	1.12%
Return on average equity		11.81	11.33
Return on average tangible equity		16.02	16.00
Dividend payout ratio		26.61	24.04
Net interest margin		3.71	4.09
Net interest spread		3.41	3.73
Efficiency ratio		50.39	53.05

Asset Quality Ratios
Nonperforming loans to total loans		1.15%	1.22%
Nonperforming assets to total assets		0.75	0.84
Allowance for loan losses to:
Total loans		2.42	2.32
Nonperforming loans		210.89	189.95

(1) Per share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

To Our Shareholders:

Reflection On 2004
In my letter to shareholders in the 2003 Annual Report, I noted that we had achieved record earnings for the year, detailed our accomplishments, outlined the challenges facing the Company, and identified our goals for fiscal 2004.  As I write today, we have addressed and met the challenges we faced and achieved the goals we had set out for ourselves.  Consequently, we again report record earnings, with $31.8 million in net income in 2004, up 14% from 2003, while diluted earnings per share was up over 13%.

Last year, we felt that the compression of our net interest margin would continue and present significant challenges to achieving growth in net earnings.  In fact, our margin did decline from 4.09% in 2003 to 3.71% in 2004.  As a result in 2003, we identified the need to increase non-interest revenues and reduce non-interest expenses in order to continue providing improved returns for our shareholders.  We accomplished each of these goals.  Other operating income grew from $17.3 million in 2003, to $21.6 million in 2004, up 25%.  Revenue was up in each category, including service fees on deposit accounts, insurance commissions, trust and investment services, and mortgage banking and related fees.  Other operating income represented 14.1% of total revenue in 2004, up from 10.3% in 2003.

            As other operating income grew, other operating expenses declined by 7%, or $4.5 million.  A significant contribution to this decline was the consolidation during fiscal 2004 of four branch offices into other neighboring branches.  This consolidation provided us the ability to open two new offices during fiscal 2004 with another planned for the summer of 2004.  These new offices in market areas not currently served by the Company should provide the impetus for continued growth in future years.  As a result of our expense reductions, the Company’s efficiency ratio improved and was 50.4% in 2004, down from 53.1% in 2003.

            The growth in other operating income, the reduction of operating expenses, combined with improved earnings per share, returns on assets and equity, as well as improved credit quality, made 2004 probably the most successful year in the history of the Company.

Reflection On Our Legacy

It is with very mixed emotions that I write this, my final, letter to you.  After concluding another year of record earnings, on April 2, 2004, the Company announced that it had reached a definitive agreement to be acquired by First Niagara Bancorp, Inc. (“First Niagara”).  The Board approved this merger after significant discussion and consideration of the impact on, and benefits to, our shareholders, our employees, our customers, and the communities we serve.

            The Board, senior management, and I firmly believe that the value of your investment in Hudson River will continue to flourish as the legacy that HRBT leaves behind is complemented by First Niagara's commitment to quality customer service and above average shareholder returns.

            The legacy that HRBT leaves behind is one that the Board and I look upon with pride and a feeling of accomplishment.  From the time of our initial public offering in July 1998, HRBT has grown from 13 branches in four counties to 49 branches in 10 counties today, spanning the entire Capital region.

Total assets have increased from $670 million just prior to our IPO, to $2.6 billion at March 31, 2004.  Earnings per share for 2000-our first full year as a public company-were $0.33 - about what we make in a quarter today.  Our first dividend was $0.015 in 1999, it’s now $0.08. Our stock price at the time of our IPO at $5 per share has grown to $20.60 at March 31, 2004.  These successes were not an accident.  They are attributed to the dedication, commitment, and talent of the Company’s senior management and each of our employees.

I would like to extend my appreciation for all the efforts that the Company’s employees have put forth to make HRBT a success.  I would also like to thank the Board for its faith in my management team and myself and for the guidance it has provided to us.  And finally, I would like to thank the shareholders for the support they have shown since 1998 as we endeavored to build a strong and successful franchise with superior returns…. I believe we succeeded.

/s/ Carl A Florio
President and Chief Executive Officer
June 1, 2004

Five Year Selected Financial Data

(In thousands, except for share and per share data)
At or for the Years Ended March 31,	2004	2003	2002	2001	2000
Earnings
Interest income	$ 131,980	$150,950	$134,128	$ 91,499	$ 76,423
Interest expense	44,064	56,366	57,361	40,842	30,509
Net interest income	87,916	94,584	76,767	50,657	45,914
Provision for loan losses	4,800	6,000	5,675	5,100	6,200
Other operating income	21,589	17,256	11,406	4,790	2,588
Other operating expense	56,408	60,883	49,179	31,709	27,788
Income before tax expense	48,297	44,957	33,319	18,638	14,514
Tax expense	16,509	17,103	13,790	6,970	4,988
Net income	$ 31,788	$ 27,854	$ 19,529	$ 11,668	$ 9,526
Per Share Data (1)
Basic earnings per share	$ 1.14	$ 1.01	$ 0.71	$ 0.43	$ 0.33
Diluted earnings per share	1.10	0.97	0.69	0.43	0.33
Book value at year end	10.17	9.22	8.33	7.89	7.25
Book value at year end, including
unallocated ESOP shares and
unvested RRP shares	9.49	8.51	7.60	7.07	6.43
Tangible book value at year end	7.68	6.67	5.72	7.47	6.83
Tangible book value, including
unallocated ESOP shares and
unvested RRP shares	7.17	6.16	5.22	6.70	6.05
Closing market price	20.60	11.49	12.07	6.97	5.00
Average Balances and Shares
Total assets	$2,539,372	$2,476,371	$1,901,888	$1,167,944	$ 996,448
Earning assets	2,369,114	2,313,965	1,790,232	1,105,473	950,380
Loans	1,632,233	1,803,606	1,490,547	849,283	698,403
Securities available for sale	519,841	227,300	181,549	230,736	231,931
Securities held to maturity	-	-	-	5,570	14,899
Deposits	1,818,344	1,764,235	1,275,763	737,509	682,029
Borrowings	416,322	428,599	359,865	200,538	85,824
Shareholders' equity	269,206	245,860	225,002	205,336	207,953
Shares outstanding (1):
Basic	27,998,674	27,710,706	27,416,048	27,145,628	29,113,296
Diluted	28,945,749	28,622,448	28,221,584	27,399,482	29,155,484
Financial Ratios
Return on average assets	1.25%	1.12%	1.03%	1.00%	0.96%
Return on average equity	11.81	11.33	8.68	5.68	4.58
Return on average tangible equity	16.02	16.00	10.62	6.01	4.77
Dividend payout ratio	26.61	24.04	25.38	26.66	19.36
Net interest margin	3.71	4.09	4.29	4.58	4.83
Efficiency ratio (2)	50.39	53.05	51.81	51.94	52.61
Expense ratio (2)	2.17	2.40	2.40	2.44	2.56
Equity to assets at year end	10.99	10.35	9.20	17.88	17.46
Tangible equity to tangible assets at year end	8.53	7.71	6.51	17.10	16.62
Allowance to nonperforming loans	210.89	189.95	203.51	259.96	190.50
Allowance to total loans	2.42	2.32	1.92	2.53	2.38

(1)Share and per share data have been restated to give effect to a 2-for-1 stock split effective January 15, 2004.

(2)Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, net loan transactions, and  goodwill amortization and other intangibles amortization for each period.  The 2001 ratio excludes pre-tax nonrecurring merger expenses  and other nonrecurring expenses.

Hudson River Bancorp, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and its subsidiaries, Hudson River Bank & Trust Company (the “Bank”) and C. W. Bostwick, Inc. (“Bostwick”) (combined, the “Company”), during the year ended March 31, 2004 and the preceding two years.  The consolidated financial statements and related notes as of March 31, 2004 and 2003, and for each of the years in the three year period ended March 31, 2004, should be read in conjunction with this review.

            The Company’s primary market area, with 49 full-service branches as of March 31, 2004, is the Capital District region of New York state.  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company’s principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and to a lesser extent, in marketable securities.  The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings.  Net income of the Company is also affected by provisions for loan losses and other operating income, such as fees on deposit related services and insurance commissions; it is also impacted by other operating expenses, such as compensation and benefits, occupancy and equipment expenses, and federal and state income taxes.

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

PENDING MERGER WITH FIRST NIAGARA FINANCIAL GROUP, INC.

On April 1, 2004, the Company and First Niagara Financial Group, Inc. (“First Niagara”) entered into a definitive Merger Agreement under which the Company will merge into First Niagara. The Agreement provides that shareholders of the Company will receive either First Niagara stock, cash or a combination of First Niagara stock and cash for each share of Company common stock.  The aggregate merger consideration is comprised of approximately 35.7 million shares of First Niagara common stock and approximately $125.0 million in cash.  The actual value of the merger consideration to be paid upon closing will depend on the average stock price for First Niagara just prior to the completion of the merger.  The mix of cash and stock received by each Hudson River stockholder will also be determined at that time to ensure that each share of Hudson River stock receives equal consideration. The Boards of Directors of the Company and First Niagara expect the transaction to close in January 2005 subject to the receipt of various shareholder and regulatory approvals.

CRITICAL ACCOUNTING POLICIES

            To afford users of the Company’s consolidated financial statements assurance that the financial results included are appropriate and can be relied upon, management must select and apply the accounting policies and methodologies that are the most appropriate choices for the Company’s circumstances.  The choices management makes are very important to users of the Company’s consolidated financial statements, but some of these choices are more significant than others.  Of particular importance, and considered critical, are those accounting policies or methodologies which apply to areas of greater importance, or which involve a greater degree of subjectivity in the decision-making process on the part of management.

Management of the Company considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy given the inherent subjectivity and uncertainty in estimating the levels of the allowance required to cover probable credit losses inherent in the loan portfolio and the material effect that such judgments can have on the results of operations.

The methodology utilized by management to determine the appropriate level of the allowance for loan losses for commercial and commercial real estate (“CRE”) loans differs from that utilized for other loan types.  All commercial and CRE loans are risk rated based upon management’s assessment of the credit quality of each loan.  The Company utilizes a risk rating scale from 1 through 7.  Loans that are assessed a rating from 1 – 3 are considered “pass” rated loans, while loans rated 4 – 7 are considered adversely rated loans with increasing levels of severity.  In assessing the risk rating of a particular loan, factors specific to each borrower are evaluated, including debt capacity and cash flows; past, current, and projected earnings; the size of the loan; the sources of repayment; management strength; and the nature of the borrower’s industry.  These factors are based upon available historical information, as well as management’s subjective assessment.  Emphasis on a particular factor over another could impact the ultimate risk rating assigned to a loan.  Loans that are adversely rated are further evaluated to determine if a specific reserve is necessary.  A specific reserve for adversely rated loans that are impaired is based on discounted cash flows using the loan’s effective interest rate, or the fair value of the collateral for collateral-dependent loans, or the observable market price of the impaired loan. Changes in the timing of cash flows or in the fair value of the collateral, could have an adverse impact on the specific reserves estimated by management, and ultimately, on the allowance for loan losses as a whole.  For adversely rated commercial and CRE loans for which a specific reserve is not deemed necessary, a general reserve is determined based upon judgment established by management.  A general reserve is also determined for other non-commercial loan types that are delinquent.  The amount of the judgmentally determined general reserve varies based upon the severity of the delinquency or the loan type.  For instance, a general reserve on a delinquent unsecured consumer loan is higher than that of a delinquent residential real estate loan.

For “pass” rated commercial and CRE loans, as well as other loan types that are not delinquent, management estimates general reserves based upon both historical loss experience as well as other specific qualitative factors.  Management currently utilizes loss history for the previous 48 months to determine historical loss factors.  Changes in the number of months utilized, or if the number of months utilized isn’t considered a complete economic cycle, could adversely impact the level of reserves estimated by management.   General reserves based on other specific qualitative factors include trends in delinquencies and nonaccruals; trends in loan volume and terms; local, regional, and national economic trends; loan concentrations; and changes in loan policies or lending staff.  Management judgment is involved at many levels of evaluating these trends.  The change in a trend, or the emphasis of one particular trend, could have an adverse impact on the amount of allowance estimated by management.

The remainder of the allowance for loan losses that is not allocated to any particular loan type represents management’s opinion that given the complexities of the loan portfolio, the judgment involved in management’s assessment process, and potential adverse economic considerations concerning a particular loan or group of loans of which management is unaware, there are estimable losses that have been incurred but not yet specifically identified, and as a result, are not fully provided for in the allocated portion of the allowance.  Although the unallocated portion of the reserve is provided to absorb losses in excess of the amounts allocated to specific loan types, both the allocated and unallocated components are available to absorb losses in any loan type.

The Company’s policy relating to the allowance for loan losses is disclosed in note 1 to the consolidated financial statements which begins on page 26.  All accounting policies are important, and as such, the Company encourages the reader to review each of its policies included in note 1 to obtain a greater understanding of how the Company’s financial performance is recorded and reported.

MERGER AND ACQUISITION ACTIVITY

            On March 8, 2002, the Company completed its acquisition of Ambanc Holding Co., Inc. (“Ambanc”) paying $21.50 per share in cash for each share of Ambanc common stock outstanding (the “Ambanc Acquisition”).   The total consideration of approximately $100.5 million was funded primarily through the usage of the Company’s Federal funds sold.  Goodwill associated with this transaction approximated $25.9 million. In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, goodwill acquired after June 30, 2001 is not amortized but is instead evaluated at least annually for impairment.  The Company also recorded a core deposit intangible asset associated with the transaction of $6.8 million.  The core deposit intangible is being amortized over its estimated useful life of approximately ten years on an accelerated basis.  Ambanc had total assets of $654.1 million and total deposits of $480.9 million as of March 8, 2002.

            On April 20, 2001, the Company completed its acquisition of Cohoes Bancorp, Inc. (“Cohoes”) paying $19.50 per share in cash for each share of Cohoes common stock outstanding (“the Cohoes Acquisition”).  The total consideration of approximately $151.0 million was funded through the sale of securities and loans held for sale, and by long-term FHLB borrowings.  Goodwill associated with this transaction approximated $31.0 million and was initially being amortized over twenty years on a straight line basis through March 31, 2002.  Upon the Company’s adoption of the remaining provisions of SFAS No. 142 as of April 1, 2002, this goodwill is no longer amortized but is instead evaluated at least annually for impairment.  Cohoes had total assets of $705.4 million and total deposits of $502.1 million as of April 20, 2001.

OVERVIEW

            The Company earned net income for the year ended March 31, 2004, amounting to $31.8 million, or $1.10 diluted earnings per share, compared with the $27.9 million, or $0.97 diluted earnings per share, earned during the year ended March 31, 2003 and $19.5 million, or $0.69 diluted earnings per share, for the year ended March 31, 2002.  All share and per share information has been restated to give effect to the 2-for-1 stock split which was effective on January 15, 2004.  The increase in 2004 net income over the prior year results was a result of higher other operating income, lower other operating expenses, lower provision for loan losses and lower tax expense, partially offset by a decrease in net interest income.  For the year ended March 31, 2004, the Company’s return on average assets was 1.25%, up from 1.12% in 2003.   The Company’s return on average equity for the year ended March 31, 2004 was 11.81%, up from 11.33% in 2003.  The Company’s return on average tangible equity for the year ended March 31, 2004 was 16.02%, up from 16.00% in 2003.  Net income for 2003 as compared to the year ended March 31, 2002 was enhanced primarily by the Company’s Ambanc Acquisition in March 2002.  The acquired company’s results of operations were included in the Company’s results from the date of acquisition forward.

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

Average Balances, Interest and Yields

Years Ended March 31,			2004			2003		2002
			Average			Average			Average
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Earning assets
Money market investments	$ 19,085	$ 210	1.10%	$ -	$ -	-%	$ -	$ -	-%
Federal funds sold	177,999	2,009	1.13	261,920	4,012	1.53	98,377	2,347	2.39
Loans held for sale	-	-	-	-	-	-	1,321	89	6.74
Securities available for sale (1)	519,841	17,963	3.46	227,300	11,718	5.16	181,549	11,368	6.26
Federal Home Loan Bank
of New York stock	19,956	426	2.13	21,139	982	4.65	18,438	926	5.02
Loans (2)	1,632,233	111,372	6.82	1,803,606	134,238	7.44	1,490,547	119,398	8.01
Total earning assets	2,369,114	131,980	5.57	2,313,965	150,950	6.52	1,790,232	134,128	7.49

Cash and due from banks	58,736			43,737			28,171
Allowance for loan losses	(39,112)			(37,404)			(29,732)
Other nonearning assets	150,634			156,073			113,217
Total assets	$2,539,372			$2,476,371			$1,901,888

Interest-bearing liabilities
Savings accounts	$ 601,277	$ 6,410	1.07%	$ 540,103	$ 9,839	1.82%	$ 337,999	$ 7,986	2.36%
N.O.W. and money market accounts	368,911	2,762	0.75	315,213	4,171	1.32	201,755	3,775	1.87
Time deposit accounts	641,169	16,169	2.52	728,404	22,670	3.11	617,509	28,604	4.63
Mortgagors' escrow deposits	8,557	188	2.20	10,774	250	2.32	11,203	280	2.50
Securities sold under agreements to repurchase	18,733	201	1.07	19,770	317	1.60	17,088	477	2.79
Short-term FHLB advances	15	-	1.11	411	8	1.95	23,234	991	4.27
Long-term FHLB borrowings	397,574	18,334	4.61	408,418	19,111	4.68	319,543	15,248	4.77
Total interest-bearing liabilities	2,036,236	44,064	2.16	2,023,093	56,366	2.79	1,528,331	57,361	3.75

Noninterest-bearing deposits	206,987			180,515			118,500
Other noninterest-bearing liabilities	26,943			26,903			30,055
Shareholders' equity	269,206			245,860			225,002
Total liabilities and
shareholders' equity	$2,539,372			$2,476,371			$1,901,888
Net interest income		$ 87,916			$ 94,584			$ 76,767
Net interest spread			3.41%			3.73%			3.74%
Net interest margin			3.71%			4.09%			4.29%

(1) Average balances include fair value adjustment.
(2) Average balances include nonaccrual loans.

Earning Assets

            Total average earning assets increased to $2.4 billion for the year ended March 31, 2004, up from $2.3 billion in 2003.  Interest income for the year ended March 31, 2004 was $132.0 million, down $19.0 million from 2003.  Lower yields on earning assets was the primary reason for the decrease, coupled with the prepayment of higher yielding loans.  The proceeds from these loans were generally reinvested in lower yielding securities available for sale.  The yield on earning assets declined from 6.52% for the year ended March 31, 2003, to 5.57% in 2004.  The decline in the yield on earning assets was primarily due to the declining interest rate environment and the larger amount of lower yielding securities available for sale held during 2004.

Average earning assets for the year ended March 31, 2003 were $523.7 million higher than the average for the previous year.  This increase was due primarily to the completion of the Ambanc Acquisition in March 2002.  Primarily as a result of this increase in average earning assets, interest income increased $16.8 million in 2003 from 2002.   The yield on earning assets dropped from 7.49% in 2002 to 6.52% in 2003, resulting from the declining rate environment in the marketplace and the larger amount of lower yielding Federal funds sold held during 2003.

Volume and Rate Analysis

	2004 vs 2003			2003 vs 2002
	Due To	Due To	Net	Due To	Due To	Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change

Interest income
Money market investments	$ 210	$ -	$ 210	$ -	$ -	$ -
Federal funds sold	(1,100)	(903)	(2,003)	2,753	(1,088)	1,665
Loans held for sale	-	-	-	(89)	-	(89)
Securities available for sale	11,123	(4,878)	6,245	2,567	(2,217)	350
Federal Home Loan Bank
of New York stock	(52)	(504)	(556)	129	(73)	56
Loans	(12,189)	(10,677)	(22,866)	23,748	(8,908)	14,840
Total interest income	$ (2,008)	$ (16,962)	$ (18,970)	$ 29,108	$ (12,286)	$ 16,822

Interest expense
Savings accounts	$ 1,015	$ (4,444)	$ (3,429)	$ 3,985	$ (2,132)	$ 1,853
N.O.W. and money market accounts	624	(2,033)	(1,409)	1,714	(1,318)	396
Time deposit accounts	(2,516)	(3,985)	(6,501)	4,541	(10,475)	(5,934)
Mortgagors' escrow deposits	(49)	(13)	(62)	(10)	(20)	(30)
Securities sold under agreements to repurchase	(16)	(100)	(116)	66	(226)	(160)
Short-term FHLB advances	(6)	(2)	(8)	(633)	(350)	(983)
Long-term FHLB borrowings	(503)	(274)	(777)	4,164	(301)	3,863
Total interest expense	$ (1,451)	$(10,851)	$ (12,302)	$ 13,827	$ (14,822)	$ (995)
Net interest income	$ (557)	$ (6,111)	$ (6,668)	$ 15,281	$ 2,536	$ 17,817

Note: Changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

Loans

            The average balance of loans decreased to $1.6 billion for the year ended March 31, 2004, down $171.4 million from the $1.8 billion average for 2003.  The yield on loans for the year decreased 62 basis points, from 7.44% in 2003 to 6.82% in 2004.  The decrease in yield is attributed to the impact of a decrease in market interest rates.  These market rate decreases have caused an increase in prepayments of the portfolio’s higher rate loans, and new loan originations are being made at lower rates relative to the Company’s loan portfolio.  Increased prepayments and somewhat weaker loan demand resulted in the reduced average balance.  Interest income on loans for the year ended March 31, 2004 decreased to $111.4 million from $134.2 million in 2003.  The decrease in average balances for the year resulted in a $12.2 million decrease in interest income, and lower rates earned on loans resulted in a $10.7 million decrease in interest income.  An increase of $313.1 million in the average balance of loans in 2003 from 2002 primarily due to the Ambanc Acquisition, slightly offset by a decrease in rates earned from 8.01% in 2002 to 7.44% in 2003 resulted in an increase of $14.8 million in interest earned on loans for the year ended March 31, 2003 as compared to 2002.

            Total loans were $1.7 billion at March 31, 2004, up $16.6 million from $1.6 billion at March 31, 2003. Loans secured by residential real estate decreased from $968.9 million, or 58.8% of total loans at March 31, 2003, to $952.0 million, or 57.2% of total loans at March 31, 2004.  The decrease in residential loans is generally due to prepayments as a result of the lower rate environment.  Management expects prepayments to continue, although at a slower rate as long as rates remain at these historically low levels.  While the Company does retain many refinanced mortgages, some mortgages are refinanced at other institutions if the Company’s loan rates are not as low as the then current market.  Many lenders in the Company’s market area have been and continue to be very aggressive in pricing residential and commercial real estate loans.  Manufactured housing loans decreased $7.8 million to $52.8 million at March 31, 2004 from $60.6 million at March 31, 2003.  Management intends to continue to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending.  Consumer loans decreased from $29.1 million at March 31, 2003 to $21.3 million at March 31, 2004.  These decreases were offset in part by an increase in commercial real estate loans to $427.2 million at March 31, 2004 from $410.6 million at March 31, 2003.  Commercial loans increased $13.0 million to $125.9 million at March 31, 2004 from $112.9 million at March 31, 2003.  Financed insurance premiums increased $6.6 million to $47.8 million at March 31, 2004 from $41.2 million at March 31, 2003.

Loan Portfolio Analysis

March 31,	2004		2003		2002		2001		2000
(Dollars in thousands)	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Loans secured by real estate:
Residential	$951,999	57.2%	$968,923	58.8%	$1,203,866	63.2%	$515,584	58.4%	$491,811	59.7%
Commercial	427,166	25.6	410,604	24.9	429,692	22.6	167,344	19.0	138,891	16.9
Construction	33,947	2.0	21,615	1.3	18,378	1.0	9,306	1.1	9,144	1.1
Total loans secured by real estate	1,413,112	84.8	1,401,142	85.0	1,651,936	86.8	692,234	78.5	639,846	77.7

Other loans:
Manufactured housing	52,816	3.2	60,610	3.7	67,660	3.6	75,287	8.6	81,542	9.9
Commercial	125,943	7.5	112,905	6.8	109,083	5.7	60,311	6.9	37,167	4.5
Financed insurance
Premiums	47,761	2.9	41,159	2.5	30,727	1.6	38,216	4.3	51,796	6.3
Consumer	21,262	1.3	29,114	1.8	38,416	2.0	17,943	2.0	15,536	1.9
Total other loans	247,782	14.9	243,788	14.8	245,886	12.9	191,757	21.8	186,041	22.6

Unearned discount, net deferred loan origination fees and costs, and purchase accounting adjustments	4,805	0.3	4,156	0.2	6,382	0.3	(2,579)	(0.3)	(2,032)	(0.3)
Total loans	$1,665,699	100.0%	$1,649,086	100.0%	$1,904,204	100.0%	$881,412	100.0%	$823,855	100.0%
Allowance for loan losses	(40,252)		(38,276)		(36,572)		(22,325)		(19,608)
Net loans	$1,625,447		$1,610,810		$1,867,632		$859,087		$804,247

Securities

            The average balance of securities available for sale (“securities”) increased $292.5 million to $519.8 million for the year ended March 31, 2004, up from $227.3 million for the year ended March 31, 2003.  This increase is attributed primarily to the reinvestment of Federal funds sold into higher yielding securities.   Interest income earned on securities of $18.0 million for the year ended March 31, 2004 was up from the $11.7 million earned in 2003.  The increase in average balance for the year resulted in an $11.1 million increase in interest income earned on securities that was partially offset by a $4.9 million decrease in interest income earned due to lower rates compared to the previous year.  Average securities for the year ended March 31, 2003 were $45.8 million higher than the average balance of securities in 2002.  This increase can be attributed primarily to the Ambanc Acquisition, as well as the reinvestment of cash flows resulting from loan repayments.  Higher average balances were mostly offset by a decrease in average rates earned, resulting in an increase of $350 thousand in interest on securities in 2003 from 2002.

            Securities at March 31, 2004 were $650.5 million, up $309.0 million from the $341.5 million held as of March 31, 2003.  The increase was due to the aforementioned reinvestment of Federal funds sold into securities, offset slightly by sales, maturities, calls and paydowns of securities during the year ended March 31, 2004.  Management anticipates maintaining this higher level of securities until loan demand increases.

Money Market Investments

            During the year ended March 31, 2004, the Company invested approximately $50 million from Federal funds sold into a money market account that is earning a yield slightly higher than the yield earned on Federal funds sold.  The money market investment yielded 1.10% for the year ended March 31, 2004, while Federal funds sold were earning approximately 1.00% over the last two quarters of the fiscal year.  Interest income earned for the year ended March 31, 2004 was $210 thousand.  The Company had no money market investments during the two previous fiscal years.

Federal Funds Sold

The average balance of Federal funds sold of $178.0 million for the year ended March 31, 2004 generated $2.0 million in interest income for the year.  The average balance in 2004 was a decrease of $83.9 million from 2003 and resulted in a $1.1 million decrease in interest earned due to lower average balances, accompanied by a decrease of $903 thousand due to lower rates.  At March 31, 2004, the Company had $56.3 million in Federal funds, down $247.0 million from the $303.3 million at March 31, 2003.  The Company has utilized Federal funds for short-term liquidity and for asset/liability management purposes.  As noted above, the balance of Federal funds has decreased as management redeployed some Federal funds sold into higher yielding securities and money market investments until loan demand increases.

Funding Sources

            The Company utilizes traditional deposit products such as time, savings, N.O.W. and money market deposits as its primary source for funding.  Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  The average balance of interest-bearing liabilities was $2.0 billion for both the years ended March 31, 2004 and 2003.  Interest expense for the year ended March 31, 2004 was $44.1 million, down $12.3 million from the previous year.  The decline in the average rate paid from 2.79% to 2.16% was the primary reason for the overall decrease in interest expense for the year.  Average interest-bearing liabilities for the year ended March 31, 2003 were $494.8 million higher than 2002.  A reduction in the average rates paid, offset mostly by the increase in volume, which can be attributed primarily to the completion of the Ambanc Acquisition, resulted in an overall decrease of $995 thousand in interest expense between the two years.  Interest-bearing liabilities at March 31, 2004 increased $71.9 million to $2.1 billion from $2.0 billion at March 31, 2003.

Deposits

            The average balance of savings accounts increased $61.2 million to $601.3 million for the year ended March 31, 2004, up from $540.1 million for the previous year.  This increase is primarily attributed to depositors placing money in liquid accounts due to lower rates offered on time deposit accounts and uncertainties associated with the stock market.  Interest expense on savings accounts decreased from $9.8 million for the year ended March 31, 2003 to $6.4 million in 2004 as the decrease in rates paid from 1.82% in 2003 to 1.07% in 2004 more than offset the increase in interest expense resulting from an increase in the average balance.  Average rates paid on savings accounts declined due to market competition from 2.36% in 2002 to 1.82% in 2003.  This decline in rates was more than outweighed by the increase in the average balance of savings accounts, from $338.0 million in 2002 to $540.1 million in 2003, as a result of the Ambanc Acquisition during March 2002, resulting in an overall increase in interest expense on savings accounts during 2003 of $1.9 million.

The average balance of N.O.W. and money market accounts increased to $368.9 million for the year ended March 31, 2004, up from $315.2 million in 2003.  Interest expense on N.O.W. and money market accounts decreased from $4.2 million in 2003 to $2.8 million in the year ended March 31, 2004, as a decrease in average rates paid from 1.32% to 0.75% more than offset the effect of the higher average balances.  Average rates paid on N.O.W. and money market accounts declined due to market competition from 1.87% in 2002 to 1.32% in 2003.  This decline in rates partially offset the increase in higher average balances resulting in an increase of interest expense of  $396 thousand from 2002 to 2003.

            The average balance of time deposits decreased from $728.4 million for the year ended March 31, 2003 to $641.2 million for the year ended March 31, 2004.  Interest expense on time deposits decreased $6.5 million for the year ended March 31, 2004 from the comparable period in 2003.  Average rates paid on time deposits of 2.52% for the year ended March 31, 2004 were down 59 basis points from 3.11% in 2003.  The decrease in average rates paid resulted in a $4.0 million decrease in interest expense, while the decrease in average balance of time deposits resulted in a $2.5 million decrease in interest expense for the year ended March 31, 2004.  For the year ended March 31, 2003, the decrease in average rates paid from 4.63% in 2002 to 3.11% in 2003 more than offset the increase in average balance from the Ambanc Acquisition of $110.9 million from 2002, resulting in a decrease in interest expense on time deposits of $5.9 million.

Total deposits were $1.8 billion at both March 31, 2004 and 2003.  Noninterest-bearing deposits increased during the same time period from $190.3 million at March 31, 2003 to $212.1 million at March 31, 2004.  Increases were generally the result of the Company’s continued focus on commercial services, including commercial deposits, and general economic conditions which resulted in more customers moving funds from time deposits to demand accounts and other savings products.  Additionally, the Company established a commercial bank subsidiary, Hudson River Commercial Bank, which began accepting municipal deposits in November 2002.  At March 31, 2004, municipal deposits were $23.7 million.

Short-term FHLB Advances and Long-term FHLB Borrowings

            The average balance of short-term FHLB advances decreased to $15 thousand for the year ended March 31, 2004, from $411 thousand in 2003 and $23.2 million in 2002.  This decrease is primarily the result of the Company continuously taking advantage of opportunities to enhance its interest rate risk profile by shifting shorter-term FHLB advances into long-term funding, at generally lower rates than were available in the local time deposit market.

The average balance of long-term FHLB borrowings were $397.6 million for the year ended March 31, 2004, a decrease of $10.8 million from the $408.4 million for the year ended March 31, 2003.  The Company had an average balance of $319.5 million in long-term FHLB borrowings during the year ended March 31, 2002.  Interest expense on long-term FHLB borrowings decreased to $18.3 million for the year ended March 31, 2004 from $19.1 million for the same period in 2003.  Interest expense was $15.2 million in 2002.

The Company had no short-term FHLB advances at March 31, 2004 or 2003.  Long-term FHLB borrowings increased to $458.4 million at March 31, 2004, from $386.6 million at March 31, 2003.  The increase in this category was primarily attributed to the addition of FHLB borrowings during the year offset by calls, maturities and scheduled repayment of borrowings.  The increase in FHLB borrowings related to management’s decision to add some leverage to the balance sheet during the last two quarters of the fiscal year by purchasing securities available for sale at modest spreads over borrowing rates available.  The interest rates on the long-term FHLB borrowings are generally fixed with remaining maturities ranging from two months to nine years, with call options ranging from one month to three years.  See further information on borrowings in note 8 to the consolidated financial statements.

Net Interest Income

Net interest income for the year ended March 31, 2004 was $87.9 million, $94.6 million in 2003 and $76.8 million in 2002.  The decrease from 2003 was the result of a decline in the average balance of loans and lower rates earned on average earning assets, offset in part by lower balances of time deposits and long-term FHLB borrowings as well as lower rates paid on interest-bearing liabilities.  As a result of these volume and rate fluctuations, the Company’s net interest margin for the year ended March 31, 2004 was 3.71%, down from 4.09% in 2003 and 4.29% in 2002.

Noninterest Sensitive Assets and Liabilities

            Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill, other intangible assets, and other assets.  Total noninterest sensitive assets amounted to $154.2 million at March 31, 2004, down slightly from the $155.1 million recorded at March 31, 2003.

Noninterest sensitive liabilities include noninterest-bearing deposits (primarily checking accounts) and other liabilities.  Noninterest-bearing deposits increased from $190.3 million at March 31, 2003 to $212.1 million at March 31, 2004.  This increase is primarily a result of the growth in the Company’s commercial deposit accounts, which are generally noninterest-bearing.  There were no significant changes in the level of other liabilities during the past fiscal year.

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

            Total nonperforming assets at March 31, 2004 were $19.6 million or 0.75% of total assets, compared with $21.0 million or 0.84% at March 31, 2003.  The $1.4 million decrease in total nonperforming assets is the result of a  $1.1 million decrease in nonaccrual loans and a $337 thousand decrease in foreclosed and repossessed property.  Nonaccrual commercial real estate loans increased $168 thousand from March 31, 2003, with commercial loans increasing an additional $1.9 million, which was more than offset by decreases in residential real estate, manufactured housing, and financed insurance premiums nonaccruals of $1.4 million, $229 thousand, and $1.2 million from March 31, 2003, respectively.  The increase in commercial loan nonaccruals is primarily attributed to the addition during the second fiscal quarter of one commercial customer whose loan totaled $1.8 million.  The loan was considered in the evaluation of the level of the allowance for loan losses.  Management believes that adequate reserves are maintained for anticipated losses relative to this loan.

The $337 thousand decrease in foreclosed and repossessed property was made up of a $281 thousand decrease in repossessed manufactured homes and a $56 thousand reduction in foreclosed commercial real estate properties.

As of March 31, 2004, there were $28.5 million of primarily commercial and commercial real estate loans not included in the category of nonperforming loans where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

Nonperforming Assets

(In thousands)	March 31,	2004	2003	2002	2001	2000
Nonaccruing loans
Residential real estate		$ 4,445	$ 5,836	$ 7,431	$ 2,050	$ 3,199
Commercial real estate		7,740	7,572	3,905	849	2,536
Commercial loans		2,215	309	751	-	137
Manufactured housing		1,703	1,932	2,880	3,169	1,911
Financed insurance premiums		2,856	4,057	2,445	2,439	2,453
Consumer		128	445	559	81	57
Total nonaccruing loans		$ 19,087	$ 20,151	$ 17,971	$ 8,588	$ 10,293

Foreclosed and repossessed property
Residential real estate		$ 108	$ 164	$ 96	$ 161	$ 85
Commercial real estate		-	-	135	-	377
Repossessed property		389	670	1,021	615	1,179
Total foreclosed and repossessed property		$ 497	$ 834	$ 1,252	$ 776	$ 1,641
Total nonperforming assets		$ 19,584	$ 20,985	$ 19,223	$ 9,364	$ 11,934
Allowance for loan losses		$ 40,252	$ 38,276	$ 36,572	$ 22,325	$ 19,608

Allowance to nonperforming loans		210.89%	189.95%	203.51%	259.96%	190.50%
Nonperforming assets to total assets		0.75	0.84	0.77	0.77	1.04
Nonperforming loans to total loans		1.15	1.22	0.94	0.97	1.25

Allowance and Provision for Loan Losses

The allowance for loan losses at March 31, 2004 was $40.3 million, up from $38.3 million at March 31, 2003.  The allowance as a percentage of nonperforming loans increased from 190.0% at March 31, 2003 to 210.9% at March 31, 2004. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company’s loan portfolio and growth in the loan portfolio.  Increases in nonaccrual commercial and commercial real estate loans during the year ended March 31, 2004, resulted in higher reserves allocated to these loan categories.  Decreases in the outstanding balances of residential loans, manufactured housing loans, and consumer loans resulted in reduced amounts of general reserves allocated to these loan types.  These reductions in reserves were offset in some instances by management’s assessment of other general economic trends that tended to offset in part the allowance allocated to these loan types.  The increase in outstanding finance insurance premiums, offset to an extent by lower amounts of nonaccruals in this loan type, resulted in higher amounts of allowance allocated to financed insurance premiums.  As a result of management’s continuing uncertainty concerning economic trends, and the ultimate impact on the repayment ability of the Company’s customers, the unallocated portion of the allowance for loan losses grew during the year ended March 31, 2004.  At March 31, 2004, the balance of the allowance for loan losses is management’s best estimate of probable loan losses existing in the loan portfolio.  Net charge-offs for the year ended March 31, 2004 were $2.8 million, down from $4.3 million in 2003.  Gross charge-offs of $3.8 million for 2004 were down from $6.1 million for the year ended March 31, 2003.

As a result of management’s analysis of the risk characteristics of the loan portfolio, as well as the trends and levels of nonperforming and other delinquent loans and loan charge-offs, a provision for loan losses of $4.8 million was recorded for the year ended March 31, 2004.  The $4.8 million provision is down $1.2 million from the $6.0 million provision recorded in 2003.  The provision as a percentage of average loans declined from 0.33% in 2003 to 0.29% in 2004.  The decline in this ratio is primarily a result of the decrease in the provision charged to operations.  The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans.  The growth in loan balances, net charge-offs, risk elements of the Company’s loan portfolio, economic conditions in the Company’s market area and nonperforming loan balances are the primary factors which are considered in determining the levels of the Company’s provision for loan losses.

Loan Loss Experience

(In thousands)	Years Ended March 31,	2004	2003	2002	2001	2000
Loans at end of year		$ 1,665,699	$ 1,649,086	$ 1,904,204	$ 881,412	$ 823,855
Average loans during year		$ 1,632,233	$ 1,803,606	$ 1,490,547	$ 849,283	$ 698,403

Allowance for loan losses at beginning of year		$ 38,276	$ 36,572	$ 22,325	$ 19,608	$ 14,296
Loan charge-offs:
Residential real estate		(269)	(310)	(457)	(312)	(282)
Commercial real estate		(75)	(1,400)	(395)	(643)	(14)
Commercial loans		(149)	(1,418)	(34)	-	(150)
Manufactured housing		(1,202)	(1,448)	(1,553)	(1,494)	(1,283)
Consumer		(727)	(490)	(383)	(166)	(228)
Financed insurance premiums		(1,414)	(1,052)	(1,566)	(865)	(586)
Total charge-offs		(3,836)	(6,118)	(4,388)	(3,480)	(2,543)

Loan recoveries:
Residential real estate		153	37	198	188	54
Commercial real estate		198	801	85	187	184
Commercial loans		82	330	-	10	4
Manufactured housing		184	145	113	125	86
Consumer		111	118	75	59	38
Financed insurance premiums		284	391	804	528	281
Total recoveries		1,012	1,822	1,275	1,097	647
Loan charge-offs, net of recoveries		(2,824)	(4,296)	(3,113)	(2,383)	(1,896)
Provision charged to operations		4,800	6,000	5,675	5,100	6,200
Allowance acquired		-	-	11,685	-	1,008
Allowance for loan losses at end of year		$ 40,252	$ 38,276	$ 36,572	$ 22,325	$ 19,608
Ratio of net charge-offs to
average loans during year		0.17%	0.24%	0.21%	0.28%	0.27%
Provision to average loans during year		0.29%	0.33%	0.38%	0.60%	0.89%
Allowance to loans at end of year		2.42%	2.32%	1.92%	2.53%	2.38%

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

            In an attempt to manage its exposure to changes in interest rates, management monitors the Company’s interest rate risk.  Management’s asset/liability committee meets monthly to review the Company’s interest rate risk position and profitability, and to recommend strategies for consideration by the Board of Directors.  Management also reviews loan and deposit pricing, the Company’s securities portfolio, formulates investment and funding strategies, and oversees the timing and implementation of transactions to assure attainment of the Board’s objectives in the most effective manner.  Notwithstanding the Company’s interest rate risk management activities, the potential for changing interest rates is an uncertainty that can have an adverse effect on net income.

            In adjusting the Company’s asset/liability position, the Board and management attempt to manage the Company’s interest rate risk while enhancing net interest margins.  At times, depending on the level of general interest rates, the relationship between long- and short-term interest rates, market conditions and competitive factors, the Board and management may determine to increase the Company’s interest rate risk position somewhat in order to increase its net interest income.  The Company’s results of operations and net portfolio values remain vulnerable to changes in interest rates and to fluctuations in the difference between long- and short-term interest rates.

The primary tool utilized by management to measure interest rate risk is a balance sheet/income statement simulation model.  The model is used to execute simulations of the Company’s net interest income performance based upon potential changes in interest rates over a selected period of time.  The model’s input data includes earning assets and interest-bearing liabilities, their associated cash flow characteristics, repricing opportunities, maturities and current rates.  In addition, management makes certain assumptions in relation to prepayment speeds for all assets and liabilities that possess optionality, including loans, mortgage-backed securities and collateralized mortgage obligations.  These assumptions are based on industry standards for prepayments.  The sensitivity of certain assets and liabilities to any change in rates is based on assumptions made by management.  For instance, management anticipates that as market rates change, deposit rates will not increase or decrease to the same degree.

The model is first run under an assumption of a flat rate scenario (i.e. no change in current interest rates) over a 12 month period.  A second and third model are run in which a gradual increase and decrease, respectively, of 200 basis points takes place over a 12 month period.  Under these scenarios, assets subject to repricing or prepayment are adjusted to account for faster or slower prepayment assumptions.  The resultant changes in net interest income are then measured against the flat rate scenario.

            Interest rate risk analyses performed by the Company indicate that the Company is slightly asset sensitive as of March 31, 2004.  As a result, rising interest rates projected over a 12 month horizon would have a positive impact on net interest income; conversely, falling interest rates projected over the same 12 month horizon are estimated to have a negative impact on net interest income.  Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income.  The Company’s purchases of securities, retention or sale of fixed rate loan products, utilization of longer term borrowings, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk.  Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

The following table summarizes the percentage change in interest income and interest expense by major earning asset and interest-bearing liability categories as of March 31, 2004 in the rising and declining rate scenarios described above, compared to the forecasted interest income and interest expense amounts in a flat rate scenario.  Under the declining rate scenario, net interest income is projected to fall from the flat rate scenario, declining by 0.38% over a 12 month period.  Under the rising rate scenario, net interest income is projected to increase by 0.07% from the flat rate scenario over a 12 month period.  This level of variability places the Company’s interest rate risk profile well within acceptable Company guidelines.

	Percentage Change in Interest Income and Expense
	Compared to Flat Rate Scenario
	Declining Rate	Rising Rate
	Scenario	Scenario

Investment securities (includes securities available
for sale and Federal funds sold)	(5.06)%	7.32%
Total loans	(2.29)	2.17
Total interest income	(2.85)	3.19
Core deposits	(32.89)	38.05
Time deposits	(4.01)	5.87
Total deposits	(14.41)	17.46
Borrowings	(2.53)	3.22
Total interest expense	(8.70)	10.62
Net interest income	(0.38)%	0.07%

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

            The Company’s cash inflows result primarily from loan repayments; sales, maturities, principal payments and calls of securities; new deposits; and borrowings from the Federal Home Loan Bank of New York.  The Company’s cash outflows consist of new loan originations; security purchases; deposit withdrawals; repayments of borrowings; operating expenses and treasury stock purchases.  Net cash outflows from investing activities, primarily consisting of security purchases and new loan originations, offset in part by maturities and calls of securities available for sale, were $328.5 million in the year ended March 31, 2004.   In 2003 and 2002, the Company had net cash inflows from investing activities of $149.4 million and $18.7 million, respectively.  Net cash provided by financing activities, primarily consisting of increases in deposits and net issuances of borrowings, was $82.9 million in 2004.  Financing activities used net cash amounting to $44.2 million in 2003, while providing $108.3 million in 2002.  Management closely monitors the timing of cash inflows and outflows although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows.  The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings.  Management believes that the level of the Company’s liquid assets and available credit lines combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

            Management prepares monthly calculations of both short-term and long-term liquidity.  The Company defines short-term liquidity as the ability to meet its cash requirements over a 30-day period.  Factors considered in assessing short-term liquidity are maturities of long-term borrowings and time deposits, repayment of short-term borrowings, funding of outstanding loan commitments, and estimated customer deposit withdrawals; offset by short-term investments held by the Company, estimated loan repayments by customers and estimated cash flows from securities available for sale.  Long-term liquidity includes all of the factors used in short-term liquidity, as well as additional cash flows from the sale of securities available for sale and funds available from outstanding borrowing lines of credit and other funding sources.  The excess of the estimated sources of funds in the short-term or long-term over the estimated uses of funds over the same time periods represents the Company’s liquidity.  As a result of the level of the Company’s cash and cash equivalents as of March 31, 2004, and continued expectations of customer loan repayments, the Company’s short-term and long-term liquidity ratios are higher than the required levels outlined in the Company’s liquidity policy.

CAPITAL RESOURCES

Consistent with its goal to operate a sound and profitable financial organization, the Company continues to maintain a “well-capitalized” institution in accordance with regulatory standards.  Total equity was $287.8 million at March 31, 2004, or 10.99% of total assets on that date.  As of March 31, 2003, total equity was $258.2 million, or 10.35% of total assets.  Ratios of tangible equity to tangible assets were 8.53% and 7.71% as of March 31, 2004 and 2003, respectively.  As of March 31, 2004, the Company and the Bank exceeded all of their regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES

Total other operating income was $21.6 million for the year ended March 31, 2004, up from the $17.3 million earned in 2003.  Other operating income is composed primarily of service charges on deposit accounts, insurance commissions, trust and investment services income, mortgage banking and other loan fees, and other income.  Income from service charges on deposit accounts increased from $7.3 million in 2003 to $8.2 million in 2004, primarily as a result of the increase in number of core deposit accounts as well as an increase in debit card fee income.

Income from insurance commissions from the Company’s insurance agency subsidiary (Bostwick) increased $326 thousand to $4.4 million for the year ended March 31, 2004 from the $4.1 million earned in 2003.  Trust and investment services income increased $467 thousand in 2004 to $1.1 million from the $623 thousand earned in 2003.  These increases can be attributed to the expansion of the Company’s market area and customer base.

Income from mortgage banking and other loan fees was $5.2 million for the year ended March 31, 2004, as compared to $3.2 million for the same period in 2003.  This increase is primarily the result of an increase in earnings from the Company’s investment in Homestead Funding, a mortgage banking company, as well as higher broker fees realized from the Company’s own mortgage brokerage subsidiary.  Income from this category is expected to decline as mortgage refinance activity declines.

 Other income increased $579 thousand to $2.6 million for the year ended March 31, 2004, from $2.0 million in 2003.  Total other operating income in 2003 was $5.9 million more than the $11.4 million earned in 2002.  This increase was due primarily to increases in service charges on deposit accounts, insurance commissions, mortgage banking and other loan fees, and trust and investment services income.

            Total other operating expenses were $56.4 million for the year ended March 31, 2004, down $4.5 million from 2003.  This decrease was due to lower expenses in compensation and benefits, occupancy and equipment, advertising, other intangible assets amortization, and other expenses.  Total other operating expenses increased $11.7 million in 2003 from 2002.  This increase was due substantially to increases in compensation and benefits, occupancy and equipment, other intangible assets amortization, advertising, legal and other professional fees, and other expenses, partially offset by a reduction in goodwill amortization.

For the year ended March 31, 2004 compensation and benefits was $31.9 million, down slightly from the $32.0 million for the year ended March 31, 2003 in part due to branch closings during 2004.  Compensation and benefits increased $8.6 million in 2003 from 2002, primarily as a result of the Ambanc Acquisition with the addition of 14 branches in March 2002.

Occupancy and equipment expenses were $9.9 million for the year ended March 31, 2004, down $1.8 million from 2003.  For the year ended March 31, 2002, occupancy and equipment expenses were $8.8 million.  The increase in expense from 2002 to 2003 was directly related to the Ambanc Acquisition and the addition of 14 branches.  The reduction in expense from 2003 to 2004 is attributed to the reduction in costs associated with the acquisition and integration of Ambanc Holding Co., Inc. into the Company.

Advertising expense declined from $1.6 million in 2003 to $1.2 million in 2004.  This decrease is attributed to higher advertising expenses and marketing associated with the integration of the Ambanc Acquisition during the 2003 fiscal year.

            There was no goodwill amortization expense for the years ended 2004 and 2003, as compared to the $2.9 million for the year ended 2002.  This decline is a result of the Company’s adoption of SFAS No. 142 on April 1, 2002 as discussed previously.  Other intangible assets amortization was $1.0 million in 2004, $1.3 million in 2003 and $252 thousand in 2002.  The increase from 2002 to 2003 is primarily attributed to the Company’s recognition and amortization of the core deposit intangible from the Ambanc Acquisition.

Other expenses were $10.5 million for the year ended March 31, 2004, down from $12.4 million during 2003 and $10.6 million in 2002.  The decrease in 2004 from 2003 can be generally attributed to the reduction of integration expenses incurred in 2003 from the acquisition of Ambanc, as well as the Company’s continued focus on cost reductions.

TAX EXPENSE

Tax expense decreased from $17.1 million for 2003 to $16.5 million for 2004, and was $13.8 million for 2002.  The decrease in 2004 is primarily the result of a reduction in the Company’s effective tax rate from the implementation of certain tax reduction strategies and higher levels of tax exempt income during 2004.

QUARTERLY FINANCIAL RESULTS
	June 30,	September 30,	December 31,	March 31,
(In thousands, except per share data) Three Months Ended	2003	2003	2003	2004	YTD 2004

Interest income	$ 33,729	$ 32,408	$ 32,377	$ 33,466	$ 131,980
Interest expense	11,985	11,318	10,365	10,396	44,064
Net interest income	21,744	21,090	22,012	23,070	87,916
Provision for loan losses	1,200	1,200	1,200	1,200	4,800
Other operating income	5,524	5,719	5,064	5,282	21,589
Other operating expenses	14,241	13,717	13,964	14,486	56,408
Income before tax expense	11,827	11,892	11,912	12,666	48,297
Tax expense	4,173	3,971	3,989	4,376	16,509
Net income	$ 7,654	$ 7,921	$ 7,923	$ 8,290	$ 31,788
Basic earnings per share (1)	$ 0.27	$ 0.28	$ 0.28	$ 0.30	$ 1.14
Diluted earnings per share (1)	0.27	0.27	0.27	0.29	1.10
Cash dividends per share (1)	0.065	0.075	0.075	0.080	0.295

	June 30,	September 30,	December 31,	March 31,
(In thousands, except per share data) Three Months Ended	2002	2002	2002	2003	YTD 2003

Interest income	$ 39,651	$ 39,238	$ 36,964	$ 35,097	$ 150,950
Interest expense	15,676	14,826	13,506	12,358	56,366
Net interest income	23,975	24,412	23,458	22,739	94,584
Provision for loan losses	1,500	1,500	1,500	1,500	6,000
Other operating income	3,538	3,972	4,572	5,174	17,256
Other operating expenses	15,310	15,276	14,860	15,437	60,883
Income before tax expense	10,703	11,608	11,670	10,976	44,957
Tax expense	4,262	4,542	4,497	3,802	17,103
Net income	$ 6,441	$ 7,066	$ 7,173	$ 7,174	$ 27,854
Basic earnings per share (1)	$ 0.23	$ 0.25	$ 0.26	$ 0.26	$ 1.01
Diluted earnings per share (1)	0.22	0.25	0.25	0.25	0.97
Cash dividends per share (1)	0.050	0.060	0.060	0.065	0.235

(1) Per share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.”  The new standard takes effect for fiscal years beginning after June 15, 2002.  SFAS No. 143 addresses the accounting for obligations associated with the retirement of tangible long-lived assets and requires a liability to be recognized for the fair value of these obligations in the period they are incurred.  Related costs are capitalized as part of the carrying amounts of the assets to be retired and amortized over the assets’ useful lives.  The Company adopted SFAS No. 143 as of April 1, 2003 and there has been no material impact on the Company’s consolidated financial statements.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes standards for how an issuer clarifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003, except for certain mandatorily redeemable financial instruments for which the effective date has been deferred indefinitely. The Company currently does not have any financial instruments that are within the scope of this statement.  The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.

In December 2003, the FASB issued SFAS No. No. 132 (revised), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” SFAS No. 132 (revised) prescribes employers’ disclosures about pension plans and other postretirement benefit plans; it does not change the measurement or recognition of those plans. The statement retains and revises the disclosure requirements contained in the original SFAS No. 132. It also requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. SFAS No. 132 (revised) generally is effective for fiscal years ending after December 15, 2003. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003.  The Company adopted SFAS No. 132 (revised) as of March 31, 2004 and the required disclosures are presented in Note 11.

In December 2003, the FASB issued Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities” (FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the variable interest entity (VIE).  FIN No. 46R replaces FIN No. 46 that was issued in January 2003. The Company is required to apply FIN No. 46R to variable interests generally as of March 31, 2004 and to special-purpose entities as of December 31, 2003.  For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the VIE initially would be measured at their carrying amounts, and any difference between the net amount added to the balance sheet and any previously recognized interest would be recorded as a cumulative effect of an accounting change.  If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE.  The adoption of FIN No. 46R did not have any effect on the Company’s consolidated financial statements.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under SFAS No. 106.  Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act.  The Company has elected to defer recognizing the effects of the Medicare Act in its March 31, 2004 consolidated financial statements.  Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information.  The impact of the Medicare Act on the Company’s financial statements has not yet been determined.

FORWARD-LOOKING STATEMENTS

            When used in this annual report or future filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “should continue”, “is anticipated”, “estimate”, “project”, “believe”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  In addition, certain disclosures and information customarily provided by financial institutions are inherently based upon predictions of future events and circumstances.  Furthermore, from time to time, the Company may publish other forward-looking statements relating to such matters as anticipated financial performance, business prospects, and similar matters.

            The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements.  In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company’s actual results to differ materially from the anticipated results or other expectations expressed in the Company’s forward-looking statements.  Some of the risks and uncertainties that may affect the operations, performance, development and results of the Company’s business, the interest rate sensitivity of its assets and liabilities, and the adequacy of its allowance for loan losses, include but are not limited to the following:

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

Hudson River Bancorp, Inc.

Management’s Statement of Responsibility

The management of Hudson River Bancorp, Inc. is responsible for the preparation, content and integrity of the consolidated financial statements included in this annual report.  The consolidated financial statements and related notes have been prepared in conformity with accounting principles generally accepted in the United States of America and, in the judgment of management, present fairly Hudson River Bancorp, Inc.’s financial position, results of operations and cash flows.  Management also believes that financial information presented elsewhere in this annual report is consistent with that in the consolidated financial statements.

Management is also responsible for establishing and maintaining internal controls designed to provide reasonable assurance of the accountability and safeguarding of the Company’s assets and, therefore, the integrity of the consolidated financial statements.  These corporate-wide controls include self-monitoring mechanisms, written policies and procedures, proper delegation of authority and organizational division of responsibility, and the careful selection and training of qualified personnel.  There are inherent limitations in the effectiveness of any internal controls, including the possibility of human error and the circumvention or overriding of controls.  Management believes that the Company’s internal controls provide reasonable assurances that financial transactions are recorded properly to permit the preparation of reliable financial statements.

The Board of Directors discharges its responsibility for the Company’s consolidated financial statements through its Audit Committee.  The Company’s Audit Committee, comprised exclusively of outside directors, also has responsibility for appointing the independent auditors.  The Audit Committee meets regularly with both the independent auditors and the internal auditors to review the scope of their audits and audit reports and to discuss action to be taken.

/s/ Carl A Florio	/s/ Timothy E. Blow
Carl A. Florio	Timothy E. Blow
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Hudson River Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Hudson River Bancorp, Inc. and subsidiaries (the Company) as of March 31, 2004 and 2003, and the related consolidated income statements, statements of changes in shareholders’ equity, and statements of cash flows for each of the years in the three-year period ended March 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson River Bancorp, Inc. and subsidiaries as of March 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of April 1, 2002, and as a result ceased amortizing goodwill.

/s/ KPMG LLP

Albany, New York

April 22, 2004

Consolidated Balance Sheets

(In thousands, except share and per share data) March 31,	2004	2003

Assets
Cash and due from banks	$ 59,184	$ 64,869
Money market investments	50,210	-
Federal funds sold	56,286	303,300
Cash and cash equivalents	165,680	368,169

Securities available for sale, at fair value	650,524	341,524
Federal Home Loan Bank of New York (FHLB) stock, at cost	22,936	19,332

Loans	1,665,699	1,649,086
Allowance for loan losses	(40,252)	(38,276)
Net loans	1,625,447	1,610,810

Accrued interest receivable	9,958	9,634
Premises and equipment, net	27,401	28,447
Other real estate owned (OREO) and repossessed property	497	834
Goodwil	65,304	65,304
Other intangible assets, net	4,981	6,021
Other assets	46,102	44,837
Total assets	$2,618,830	$2,494,912

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$1,820,973	$1,798,373
Securities sold under agreements to repurchase	17,578	18,357
Long-term FHLB borrowings	458,449	386,628
Mortgagors' escrow deposits	6,381	6,306
Other liabilities	27,672	27,005
Total liabilities	2,331,053	2,236,669

Shareholders’ Equity
Preferred stock, $.01 par value, Authorized 5,000,000 shares	-	-
Common stock, $.01 par value, Authorized 40,000,000 shares; Issued 35,707,500 shares (1)	357	179
Additional paid-in capital	179,343	177,467
Unallocated common stock held by ESOP	(9,763)	(11,128)
Unvested restricted stock awards	(3,121)	(3,495)
Treasury stock, at cost (5,376,062 and 5,369,242 shares) (1)	(30,176)	(29,399)
Retained earnings, substantially restricted	145,960	122,630
Accumulated other comprehensive income	5,177	1,989
Total shareholders’ equity	287,777	258,243
Total liabilities and shareholders’ equity	$2,618,830	$2,494,912

(1) Share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

See accompanying notes to consolidated financial statements

Consolidated Income Statements

(In thousands, except per share data) Years Ended March 31,	2004	2003	2002

Interest income
Loans, including fees	$ 111,372	$ 134,238	$ 119,398
Securities available for sale	17,963	11,718	11,368
Money market investments	210	-	-
Federal funds sold	2,009	4,012	2,347
Loans held for sale	-	-	89
Federal Home Loan Bank of New York stock	426	982	926
Total interest income	131,980	150,950	134,128
Interest expense
Deposits	25,529	36,930	40,645
Securities sold under agreements to repurchase	201	317	477
Short-term FHLB advances	-	8	991
Long-term FHLB borrowings	18,334	19,111	15,248
Total interest expense	44,064	56,366	57,361
Net interest income	87,916	94,584	76,767
Provision for loan losses	4,800	6,000	5,675
Net interest income after provision for loan losses	83,116	88,584	71,092

Other operating income
Service charges on deposit accounts	8,213	7,329	4,576
Net securities transactions	50	-	30
Net gain on sales of loans held for sale	-	-	141
Insurance commissions	4,416	4,090	3,144
Trust and investment services income	1,090	623	534
Mortgage banking and other loan fees	5,216	3,189	1,238
Other income	2,604	2,025	1,743
Total other operating income	21,589	17,256	11,406

Other operating expenses
Compensation and benefits	31,904	32,039	23,424
Occupancy and equipment	9,899	11,718	8,826
OREO and repossessed property	213	286	434
Advertising	1,171	1,611	1,341
Legal and other professional fees	1,684	1,607	1,416
Goodwill amortization	-	-	2,901
Other intangible assets amortization	1,040	1,269	252
Other expenses	10,497	12,353	10,585
Total other operating expenses	56,408	60,883	49,179

Income before tax expense	48,297	44,957	33,319
Tax expense	16,509	17,103	13,790
Net income	$ 31,788	$ 27,854	$ 19,529

Basic earnings per share (1)	$ 1.14	$ 1.01	$ 0.71
Diluted earnings per share (1)	$ 1.10	$ 0.97	$ 0.69

(1) Per share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

	Years Ended March 31,
(In thousands, except share and per share data)	2004		2003		2002
Common stock
Balance at beginning of year	$ 179		$ 179		$ 179
2-for-1 stock split	178		-		-
Balance at end of year	$ 357		$ 179		$ 179
Additional paid-in capital
Balance at beginning of year	$ 177,467		$ 175,828		$ 174,732
2-for-1 stock split	(178)		-		-
Grant of restricted stock awards	226		-		-
Exercise of stock options	(1,447)		-		-
Tax effect of stock options exercised	591		-		-
Tax effect of restricted stock award vesting	592		336		236
Adjustment for ESOP shares released for allocation	2,092		1,303		860
Balance at end of year	$ 179,343		$ 177,467		$ 175,828
Unallocated common stock held by ESOP
Balance at beginning of year	$ (11,128)		$ (12,552)		$ (14,037)
Shares of ESOP stock released for allocation (211,636; 220,832; and 230,206 shares)(1)	1,365		1,424		1,485
Balance at end of year	$ (9,763)		$ (11,128)		$ (12,552)
Unvested restricted stock awards
Balance at beginning of year	$ (3,495)		$ (3,999)		$ (5,447)
Grant of restricted stock awards (34,008; 48,184; and 7,850 shares) (1)	(409)		(572)		(59)
Amortization of restricted stock awards	719		972		714
Forfeiture of restricted stock awards (5,484; 20,286; and 137,844 shares) (1)	64		104		793
Balance at end of year	$ (3,121)		$ (3,495)		$ (3,999)
Treasury stock
Balance at beginning of year	$ (29,399)		$ (28,751)		$ (27,591)
Purchase of common stock (234,052; 196,568; and 295,498 shares) (1)	(3,554)		(2,278)		(3,005)
Exercise of stock options (198,708; 121,610; and 254,400 shares) (1)	2,658		1,473		2,579
Grant of restricted stock awards	183		261		59
Forfeiture of restricted stock awards	(64)		(104)		(793)
Balance at end of year	$ (30,176)		$ (29,399)		$ (28,751)
Retained earnings
Balance at beginning of year	$ 122,630		$ 101,713		$ 88,112
Net income	31,788	$ 31,788	27,854	$ 27,854	19,529	$ 19,529
Cash dividends declared ($0.295; $0.235; and $0.175 per share) (1)	(8,458)		(6,695)		(4,957)
Adjustment for grant of restricted stock awards	-		311		-
Exercise of stock options	-		(553)		(971)
Balance at end of year	$ 145,960		$ 122,630		$ 101,713

Accumulated other comprehensive income (loss)
Balance at beginning of year	$ 1,989		$ (1,501)		$ 185
Unrealized net holding gains (losses) on securities available for sale arising during the year (pre-tax $5,363; $5,817; and ($2,781))		3,218		3,490		(1,668)
Reclassification adjustment for net gains on securities available for sale realized in net income (pre-tax $50; $0; and $30)		(30)		-		(18)
Other comprehensive income (loss)	3,188	3,188	3,490	3,490	(1,686)	(1,686)
Comprehensive income		$ 34,976		$ 31,344		$ 17,843
Balance at end of year	$ 5,177		$ 1,989		$ (1,501)
Total shareholders’ equity at March 31	$ 287,777		$ 258,243		$ 230,917

(1) Per share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(In thousands) Years Ended March 31	2004	2003	2002

Cash flows from operation activities
Net income	$ 31,788	$ 27,854	$ 19,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,663	4,799	3,825
Goodwill and other intangible assets amortization	1,040	1,269	3,153
Provision for loan losses	4,800	6,000	5,675
Deferred tax (benefit) expense	(1,052)	1,642	115
Amortization of restricted stock awards	719	972	714
ESOP stock released for allocation	3,457	2,727	2,345
Net securities transactions	(50)	--	(30)
Net gain on sales of loans held for sale	--	--	(141)
Proceeds from sales of loans held for sale	--	--	22,168
Net loss on sales and disposals of premises and equipment	154	337	233
Adjustments of OREO and repossessed property to fair value	564	749	1,371
Net gain on sales of OREO and repossessed property	(1,221)	(1,895)	(1,654)
Net (increase) decrease in accrued interest receivable	(324)	1,903	918
Net (increase) decrease in other assets	(1,155)	1,180	10,028
Net increase (decrease) in other liabilities	667	(5,107)	(13,340)
Net cash provided by operating activities	43,050	42,430	54,909

Cash flows from investing activities
Net cash used in acquisition activities	--	(327)	(125,741)
Proceeds from sales of securities available for sale	2,079	--	56,934
Proceeds from maturities, calls and paydowns of securities available for sale	234,988	132,913	59,583
Purchases of securities available for sale	(540,704)	(245,171)	(17,674)
Purchase of FHLB of New York stock	(5,226)	(986)	(3,483)
Redemption of FHLB of New York stock	1,622	4,442	4,034
Net loans (made to) repaid by customers	(20,914)	248,565	54,260
Proceeds from sales of and payments received on OREO and repossessed property	2,471	3,821	4,221
Proceeds from sales of premises and equipment	442	359	333
Surrender (purchase) of bank-owned life insurance	--	10,520	(10,000)
Purchases of premises and equipment	(3,213)	(4,727)	(3,781)
Net cash (used in) provided by investing activities	(328,455)	149,409	18,686

Cash flows from financing activities
Net increase in deposits	22,600	30,010	32,805
Net (decrease) increase in short-term borrowings	(779)	1,385	(94,734)
Issuance of long-term FHLB borrowings	105,000	75,000	220,000
Repayments of long-term FHLB borrowings	(33,179)	(139,028)	(41,294)
Net increase (decrease) in mortgagors’ escrow deposits	75	(3,481)	(2,159)
Net proceeds from exercises of stock options	1,211	920	1,608
Purchases of treasury stock	(3,554)	(2,278)	(3,005)
Dividends paid	(8,458)	(6,695)	(4,957)
Net cash provided by (used in) financing activities	82,916	(44,167)	108,264
Net (decrease) increase in cash and cash equivalents	(202,489)	147,672	181,859
Cash and cash equivalents at beginning of year	368,169	220,497	38,638
Cash and cash equivalents at end of year	$165,680	$368,169	$220,497

Supplemental cash flow information
Interest paid	$44,084	$56,973	$ 56,009
Income taxes paid	18,808	15,385	13,505

Supplemental disclosures of noncash investing and financing activities
Loans transferred to OREO and repossessed property	$1,477	$2,257	$3,495
Adjustment of securities available for sale to fair value, net of tax	3,188	3,490	(1,686)
Loans transferred to loans held for sale	--	--	6,919
Securities held to maturity transferred to securities available for sale	--	--	3,602
Acquisition activity:
Fair value of noncash assets acquired	--	--	1,245,825
Fair value of liabilities assumed	--	--	1,183,772

See accompanying notes to consolidated financial statements.

HUDSON RIVER BANCORP, INC.

Notes to Consolidated Financial Statements

(1)       Summary of Significant Accounting Policies

The accounting and reporting policies of Hudson River Bancorp, Inc. (“Parent Company”) and its subsidiaries (referred to together as the “Company”) conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry.  The more significant policies are described below.

Organization

The Company is a bank-based financial services company.  The Parent Company’s primary subsidiary, Hudson River Bank & Trust Company (the “Bank”), provides a wide range of banking, financing, fiduciary, brokerage and other financial services to corporate, municipal, individual and institutional customers through its branch offices and subsidiary companies.  The Parent Company is regulated by the Office of Thrift Supervision as a unitary savings and loan (“thrift”) holding company.  The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the New York State Banking Department.

Basis of Presentation

The consolidated financial statements include the accounts of Hudson River Bancorp, Inc. and its subsidiaries.  All material intercompany accounts and transactions have been eliminated. The Company utilizes the accrual method of accounting for financial reporting purposes. Amounts in the prior years’ consolidated financial statements have been reclassified whenever necessary to conform with the current year’s presentation.  All share and per share data have been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents consists of cash on hand, due from banks, money market instruments, and federal funds sold.

Securities Financing Arrangements

Securities purchased under agreements to resell (“resale agreements”) and securities sold under agreements to repurchase (“repurchase agreements”) are carried as short-term investments and borrowings, respectively, at the amounts at which the securities were initially acquired or sold.  These transactions are usually overnight, fixed-coupon agreements and require collateral to be delivered to the Company’s custodial account (resale agreements) or segregated at the Company’s third party custodian (repurchase agreements).  In the case of resale agreements, the Company requires that the fair value of the underlying securities received exceed the amount of the agreement at all times.

Securities

Management determines the appropriate classification of securities at the time of purchase.  If management has the positive intent and ability to hold debt securities to maturity, they are classified as securities held to maturity and carried at amortized cost.  If securities are purchased for the purpose of selling them in the near term, they are classified as trading securities and are reported at fair value with unrealized holding gains and losses reflected in current earnings.  All other debt and marketable equity securities are classified as securities available for sale and are reported at fair value, with net unrealized gains or losses reported, net of income taxes, in accumulated other comprehensive income or loss.  Premiums are amortized and discounts are accreted using an effective interest method.  As a member of the Federal Home Loan Bank of New York (the “FHLB”), the Company is required to hold FHLB stock, which is carried at cost since there is no readily available market value.  At March 31, 2004 and 2003, the Company did not hold any securities held to maturity or securities considered to be trading securities.

Gains or losses on the disposition of securities are based on the net proceeds and the adjusted carrying amount of the securities sold, using the specific identification method.  Unrealized losses on securities reflecting a decline in value which is other than temporary, if any, are charged to income and reported as a component of “net securities transactions” in the consolidated income statements.

Loans

Loans are carried at the principal amount outstanding net of unearned discount, net deferred loan origination fees and costs, and the allowance for loan losses. Certain nonrefundable loan fees and direct loan origination costs are deferred and amortized over the estimated life of the loan as an adjustment to the yield. Nonperforming loans include nonaccrual loans, loans which are contractually past due 90 days or more and still accruing interest and troubled debt restructurings.  Generally, loans are placed on nonaccrual status either due to the delinquency status of principal and/or interest payments, or a judgment by management that, although payments of principal and/or interest are current, such action is prudent.  When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current year interest income.  Interest income on nonaccrual loans is recognized only when received, if considered appropriate by management.  Loans are removed from nonaccrual status when they become current as to principal and interest or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest.

Loans are considered impaired when it is probable that the borrower will not make principal and interest payments according to the original contractual terms of the loan agreement. Smaller balance, homogeneous loans which are collectively evaluated for impairment, such as consumer and residential mortgage loans, are specifically excluded from the classification of impaired loans unless such loans are restructured in a troubled debt restructuring. Impaired loans are included in nonperforming loans, generally as nonaccrual commercial-type loans.

The impairment of a loan is measured based on the present value of the expected future cash flows, discounted at the loan’s effective interest rate, or on the underlying value of collateral for collateral dependent loans.  The impaired loan’s carrying value in excess of expected cash flows or collateral value is specifically reserved for or is charged to the allowance for loan losses. The Company’s impaired loans are generally collateral dependent.  The Company considers estimated costs to sell, on a discounted basis, when determining the fair value of collateral in the measurement of impairment if those costs are expected to reduce the cash flows available to repay or otherwise satisfy the loans.

Allowance for Loan Losses

The allowance for loan losses is a reserve established for probable losses inherent in the loan portfolio. Additions are made to the allowance through periodic provisions, which are charged to expense. All losses of principal are charged to the allowance when incurred or when a determination is made that a loss is expected.  Subsequent recoveries, if any, are credited to the allowance.

The adequacy of the allowance for loan losses is determined through a quarterly review of outstanding loans.  Historical loss rates are applied to existing loans with similar characteristics.  The loss rates used to establish the allowance may be adjusted to reflect management’s current assessment of various factors.  The impact of economic conditions on the creditworthiness of the borrowers is considered, as well as loan loss experience, changes in experience, ability and depth of lending management and staff, changes in the composition and volume of the loan portfolio, trends in the volume of past due, nonaccrual and other loans, and management’s assessment of the risks inherent in the loan portfolio, as well as other external factors, such as competition, legal developments and regulatory guidelines.

Loans Held for Sale

Loans are classified as held for investment purposes or held for sale when the Company enters into interest rate lock agreements with the potential borrowers.  In addition, from time to time the Company may transfer loans from the loan portfolio to held for sale for asset/liability management purposes or to provide additional liquidity.  Loans held for sale are recorded at the lower of aggregate cost or fair value, with unrealized losses, if any, recorded in a valuation allowance by a charge to income.  Fair value is determined based on quoted market rates or, in the case where a firm commitment has been made to sell the loan, the firm committed price. Gains and losses on the disposition of loans held for sale are determined on the specific identification method.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets (up to fifty years for buildings and generally three to seven years for furniture and equipment).   Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the related leases, including any probable renewals, or the estimated useful lives of the assets.

Other Real Estate Owned and Repossessed Property

Other real estate owned, comprised of real estate acquired through foreclosure and in-substance foreclosures, and repossessed property are recorded at the lower of the recorded investment in the loan or the fair value of the asset acquired, less estimated disposal costs.  A loan is categorized as an in-substance foreclosure when the Company has taken possession of the collateral, regardless of whether formal foreclosure proceedings have taken place.  At the time of foreclosure or repossession, or when foreclosure occurs in-substance, the excess, if any, of the recorded investment in the loan over the fair value of the property received is charged to the allowance for loan losses.  Subsequent declines in the value of foreclosed and repossessed property and net operating expenses are charged directly to other operating expenses.  Properties are reappraised, as considered necessary by management, and written down to the fair value less the estimated cost to sell the property, if necessary.  Repossessed property consists primarily of manufactured homes abandoned by their owners or repossessed by the Company.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in accordance with the purchase method of accounting.  Other intangibles represent primarily the net present value of the future economic benefits to be derived from the purchase of core deposits (“core deposit intangible”), which are being amortized on an accelerated basis over their estimated useful lives of approximately ten years.  Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.  For all business combinations completed after June 30, 2001, such as the Ambanc Acquisition (see note 2), goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests.  The Company had no indefinite-lived intangible assets at March 31, 2004.

The Company adopted the remaining provisions of SFAS No. 142 on April 1, 2002.  Under these rules, all goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests in accordance with the provisions of SFAS No. 142.  Other intangible assets continue to be amortized over their estimated useful lives.  Management completed goodwill impairment assessments during the years ended March 31, 2004 and 2003, and determined that no impairment charges were required.

Bank-Owned Life Insurance

Bank-owned life insurance is carried at the cash surrender value of the underlying insurance polices.  Income (loss) is recorded based on increases (decreases) in the cash surrender value.

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets are recognized subject to management’s judgment that those assets will more likely than not be realized.  A valuation allowance is recognized if, based on an analysis of available evidence, management believes that all or a portion of the deferred tax assets will not be realized.  Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to tax expense.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Insurance Commissions

Insurance commissions income is recognized when billed to the customer, net of commissions paid to the producing agent.  In addition, certain contingent commissions may be received by the Company, from underwriting companies, based on its ability to meet sales goals and loss experience targets.  These contingent commissions are recognized as income when received.

Employee Benefit Costs

The Company maintains a noncontributory retirement pension plan covering substantially all employees, as well as a benefit restoration plan covering certain executives.  The costs of these plans, based on actuarial computations of current and future benefits for employees, are charged to current operating expenses.  The Company also provides certain postretirement medical benefits to employees and retirees meeting certain age and time of service requirements, as well as dental benefits to a closed group of retirees. The cost of postretirement benefits other than pensions is recognized on an accrual basis as employees perform services to earn the benefits.

Stock-Based Compensation

The fair value of the shares awarded under the Company’s Recognition and Retention Plan (“RRP”), measured as of the grant date, is recognized as unearned compensation (a component of shareholders’ equity) and amortized to compensation expense as the shares become vested.  Shares awarded under the RRP are transferred from treasury stock at cost with any difference between the cost basis of the treasury shares and the fair market value of the shares on the grant date recorded to additional paid in capital.

Compensation expense recognized for the Company’s Employee Stock Ownership Plan (“ESOP”) is equal to the average fair value of shares committed to be released for allocation to participant accounts.  Any difference between the average fair value of the shares committed to be released for allocation and the ESOP’s original acquisition cost is charged or credited to shareholders’ equity (additional paid-in capital).  The cost of unallocated ESOP shares (shares not yet committed to be released) is reflected as a reduction of shareholders’ equity.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the years ended March 31, 2004, 2003 and 2002: dividend yield of 2.16%, 1.69% and 1.85%; expected volatility of 30.07%, 44.07% and 31.88%; risk-free interest rates of 2.19%, 5.12% and 4.92%; and expected lives of 3, 5 and 5 years, respectively.  The weighted-average fair values at the grant date for the options granted during 2004, 2003 and 2002 were $2.32, $4.70 and $2.31, respectively.

Pro forma disclosures for the Company for the years ended March 31, 2004, 2003 and 2002 utilizing the estimated fair value of all options granted since plan inception and an assumed 5% forfeiture rate (adjusted for actual forfeitures) are as follows:

	For the Years Ended March 31,
(In thousands, except per share data)	2004	2003	2002
Net income
As reported	$ 31,788	$ 27,854	$ 19,529
Add: Stock-based compensation expense related to restricted stock awards, included in reported net income, net of related tax effects	431	583	428
Deduct: Pro forma stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,006)	(1,098)	(850)
Pro forma	$ 31,213	$ 27,339	$ 19,107

Basic earnings per share:
As reported (1)	$ 1.14	$ 1.01	$ 0.71
Pro forma (1)	1.11	0.99	0.70
Diluted earnings per share:
As reported (1)	1.10	0.97	0.69
Pro forma (1)	1.08	0.96	0.68

(1) Per share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

Because the Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model, in management’s opinion, does not necessarily provide a reliable single measure of the fair value of its stock options.  In addition, the pro forma effect on reported net income and earnings per share for the years ended March 31, 2004, 2003 and 2002 may not be representative of the pro forma effects on reported net income or earnings per share for future years.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding under the treasury stock method if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued or became vested during the reporting period.  Unallocated common shares held by the ESOP are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

Financial Instruments

In the normal course of business, the Company is a party to certain financial instruments with off-balance sheet risk such as commitments to extend credit, unused lines of credit and standby letters of credit.  The Company’s policy is to record such instruments when funded.

Trust Assets

Assets held by the Company in a fiduciary or agency capacity for its customers are not included in the consolidated balance sheets since these items are not assets of the Company.

Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, which are reported directly in shareholders’ equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale.  Accumulated other comprehensive income or loss, which is a component of shareholders’ equity, represents the net unrealized gain or loss on securities available for sale, net of tax.

Segment Reporting

The Company’s operations are primarily in the financial services industry and include providing to its customers traditional banking services.  The Company operates primarily in the Capital District region of New York.  Management makes operating decisions and assesses performance based on an ongoing review of its traditional banking operations, which constitute the Company’s only reportable segment.

(2)      Business Combinations

On April 1, 2004, the Company and First Niagara Financial Group, Inc. (“First Niagara”) entered into a definitive Merger Agreement under which the Company will merge into First Niagara. The Agreement provides that shareholders of the Company will receive either First Niagara stock, cash or a combination of First Niagara stock and cash for each share of Company common stock.  The aggregate merger consideration is comprised of approximately 35.7 million shares of First Niagara common stock and approximately $125.0 million in cash.  The actual value of the merger consideration to be paid upon closing will depend on the average stock price for First Niagara just prior to the completion of the merger.  The mix of cash and stock received by each Hudson River stockholder will also be determined at that time to ensure that each share of Hudson River stock receives equal consideration. The Boards of Directors of the Company and First Niagara expect the transaction to close in January 2005 subject to the receipt of various shareholder and regulatory approvals.

On April 20, 2001, the Company completed the merger of Cohoes Bancorp, Inc. (“Cohoes”), a bank holding company headquartered in Cohoes, New York, with and into Hudson River Bank & Trust Company, the Company’s principal bank subsidiary.  Cohoes operated 20 branches in the Capital District region of New York State.   The Company paid $140.0 million in cash in exchange for the Cohoes shares outstanding at the time of acquisition.  In addition, based on the terms of the merger agreement, the Company paid $11.0 million in cash for the outstanding restricted stock and unexercised stock options granted by Cohoes.

Acquired assets, loans and deposits of Cohoes on April 20, 2001 totaled approximately $705.4 million, $623.4 million and $502.1 million, respectively. The transaction has been accounted for using the purchase method of accounting and, accordingly, operations acquired from Cohoes have been included in the Company’s financial results since the acquisition date.  In connection with the acquisition, the Company recorded approximately $31.0 million of nondeductible goodwill.  Through March 31, 2002, the goodwill was being amortized over twenty years using the straight-line method.  Subsequent to March 31, 2002, the goodwill was not amortized, but is instead evaluated for impairment on at least an annual basis.

On March 8, 2002, the Company completed the merger of Ambanc Holding Co, Inc. (“Ambanc”), a bank holding company headquartered in Amsterdam, New York, with and into Hudson River Bank & Trust Company.  Ambanc operated 14 branches in the Capital District region of New York State.   The Company paid $96.7 million in cash in exchange for the Ambanc shares outstanding at the time of acquisition.  In addition, based on the terms of the merger agreement, the Company paid $3.8 million in cash for the outstanding and unexercised stock options granted by Ambanc.

The transaction has been accounted for using the purchase method of accounting and, accordingly, operations acquired from Ambanc have been included in the Company’s financial results since the acquisition date.  In connection with the acquisition, the Company recorded approximately $25.9 million of nondeductible goodwill, and $6.8 million of core deposit intangible.  The goodwill was not and will not be amortized, but is instead evaluated at least annually for impairment.  The core deposit intangible is being amortized over approximately ten years using an accelerated method.

During the years ended March 31, 2002 and 2001, the Company made additional equity investments in C.W. Bostwick, Inc. (“Bostwick”), an insurance brokerage agency.  Since January 2001, the financial results of Bostwick have been consolidated with those of the Company.  Goodwill and other intangibles recorded as a result of these additional investments were not significant.  During the year ended March 31, 2003, Bostwick acquired the businesses of two small insurance agencies.  The assets acquired and liabilities assumed were not significant, however, intangibles amounting to $150 thousand were acquired and are being amortized over their estimated useful lives of three years.  Bostwick recorded goodwill amounting to $177 thousand as a result of these transactions.  The goodwill is evaluated at least annually for impairment and is not amortized.

(3)     Securities Available for Sale

The amortized cost, gross unrealized gains and losses and approximate fair value of securities at March 31, 2004 and 2003 are as follows:

				2004
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

U.S. Government and Agency securities	$101,936	333	$ (111)	$ 102,158
Corporate debt securities	53,113	4,017	(1,004)	56,126
Tax-exempt securities	28,633	1,169	-	29,802
Collateralized mortgage obligations	250,794	1,992	(709)	252,077
Asset-backed securities	135,070	2,281	(96)	137,255
Mortgage-backed securities	59,412	570	(202)	59,780
Equity securities	12,116	749	(361)	12,504
Other securities	822	-	-	822
Total securities available for sale	$641,896	$ 11,111	$ (2,483)	$ 650,524

				2003
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Approximate Fair Value

U.S. Government and Agency securities	$ 123,520	$ 749	$ (21)	$ 124,248
Corporate debt securities	64,438	3,411	(2,312)	65,537
Tax-exempt securities	20,631	480	-	21,111
Collateralized mortgage obligations	83,775	429	(346)	83,858
Mortgage-backed securities	36,783	1,011	(244)	37,550
Equity securities	8,643	564	(406)	8,801
Other securities	419	-	-	419
Total securities available for sale	$ 338,209	$ 6,644	$ (3,329)	$ 341,524

The Company received $2.1 million in proceeds from the sale of securities available for sale during the year ended March 31, 2004, realizing gross gains of $50 thousand and no gross losses.  The Company realized no gains or losses from the sale of securities available for sale during the year ended March 31, 2003.  During the year ended March 31, 2002, the Company received $56.9 million in proceeds from the sale of securities available for sale, realizing gross gains of $194 thousand and gross losses of $164 thousand.

The following table summarizes the estimated fair value of securities with gross unrealized losses at March 31, 2004, segregated between securities that have been in a continuous unrealized loss position for less than twelve months and those that have been in a continuous unrealized loss position for twelve months or longer.

	Less than Twelve Months		Twelve Months or Longer		Total
(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities Available for Sale
U.S Government and Agency securities	$ 20,933	$ (111)	$ -	$ -	$ 20,933	$ (111)
Corporate debt securities	3,807	(209)	14,991	(795)	18,798	(1,004)
Collateralized mortgage obligations	74,775	(696)	1,856	(13)	76,631	(709)
Asset-backed securities	25,203	(96)	-	-	25,203	(96)
Mortgage-backed securities	43,984	(202)	-	-	43,984	(202)
Equity securities	-	-	2,345	(361)	2,345	(361)
Total securities available for sale	$168,702	$ (1,314)	$ 19,192	$ (1,169)	$ 187,894	$ (2,483)

Management does not believe any individual unrealized loss as of March 31, 2004 represents an other-than-temporary impairment.  The temporary impairment is directly related to changes in market interest rates.  In general, as interest rates rise, the fair value of fixed-rate securities will decrease and, as interest rates fall, the fair value of fixed-rate securities will increase.  Based on estimated fair value at March 31, 2004, approximately 87% of the securities in an unrealized loss position had a fixed interest rate and approximately 77% are obligations of U.S. Government agencies or U.S. Government-sponsored enterprises.  The severity of the impairment as a percent of the total investment position is nominal and the duration of the impairment to date is short.  The impairments are deemed temporary based on the direct relationship of the decline in fair value to movements in interest rates, as well as the relatively short duration of the investments and their high credit quality.

Securities that have been impaired greater than twelve months include primarily trust preferred corporate debt and preferred stock.  The decline in the market value of these securities was deemed temporary due to positive factors supporting the recoverability of these investments.  Positive factors considered include credit ratings, timely interest payments, dividend payments, and the financial health of the issuer.

   Securities available for sale (exclusive of equity securities) by remaining contractual maturity as of March 31, 2004 are presented below.  Expected maturities will differ from contractual maturities as a result of prepayments and calls.

(In thousands)	Amortized Cost	Approximate Fair Value

Due in one year or less	$ 29,286	$ 29,611
Due after one through five years	112,680	113,457
Due after five through ten years	38,250	38,245
Due after ten years	449,564	456,707
Total	$ 629,780	$ 638,020

The carrying value of securities pledged as required by law and for other purposes amounted to $95.7 million and $94.0 million at March 31, 2004 and 2003, respectively.  Included in these amounts are $29.9 million and $18.7 million at March 31, 2004 and 2003, respectively, representing amounts pledged to secure securities sold under agreements to repurchase.

(4)        Net Loans Receivable

            A summary of net loans as of March 31 is as follows:

(In thousands)	2004	2003

Loans secured by real estate
Residential one-to-four family	$ 951,999	$ 968,923
Commercial	427,166	410,604
Construction	33,947	21,615
Total loans secured by real estate	1,413,112	1,401,142

Other loans
Manufactured housing	52,816	60,610
Commercial	125,943	112,905
Financed insurance premiums	47,761	41,159
Consumer	21,262	29,114
Total other loans	247,782	243,788

Unearned discount, net deferred loan origination fees and costs and purchase accounting adjustments	4,805	4,156
Total loans	1,665,699	1,649,086
Allowance for loan losses	(40,252)	(38,276)
Net loans	$ 1,625,447	$ 1,610,810

Changes in the allowance for loan losses during the years ended March 31 were as follows:

(In thousands)	2004	2003	2002

Allowance for loan losses at beginning of year	$ 38,276	$ 36,572	$ 22,325
Provision charged to operations	4,800	6,000	5,675
Loans charged-off	(3,836)	(6,118)	(4,388)
Recoveries on loans charged-off	1,012	1,822	1,275
Allowance acquired	-	-	11,685
Allowance for loan losses at end of year	$ 40,252	$ 38,276	$ 36,572

Total nonperforming loans at March 31, 2004, 2003 and 2002 consisted solely of loans in nonaccrual status and amounted to $19.1 million, $20.2 million and $18.0 million, respectively.  At March 31, 2004, 2003, and 2002, there were no loans past due 90 days or more and still accruing interest, troubled debt restructurings or material commitments to extend further credit to borrowers with nonperforming loans.

Interest on the above nonaccrual loans, of approximately $729 thousand, $759 thousand and $634 thousand, was not recognized in interest income during the years ended March 31, 2004, 2003 and 2002, respectively.  Approximately $1.1 million, $972 thousand and $652 thousand of interest on these nonaccrual loans was collected and recognized in interest income during the years ended March 31, 2004, 2003 and 2002, respectively.

At March 31, 2004 and 2003, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $10.0 million, and $7.9 million, respectively, for which the related allowance for loan losses was $3.0 million at March 31, 2004 and $1.8 million at March 31, 2003.  As of March 31, 2004 and 2003, there were no impaired loans which did not have an allowance for loan losses determined in accordance with SFAS No. 114.  The average recorded investment in impaired loans during the years ended March 31, 2004, 2003 and 2002 was $9.6 million, $6.0 million and $3.7 million, respectively.  The interest income accrued on those impaired loans or recognized using the cash basis of income recognition was not significant for the years ended March 31, 2004, 2003, and 2002.

Certain executive officers of the Company were customers of and had other transactions with the Company in the ordinary course of business.  Loans to these parties were made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization.  The aggregate of such loans totaled approximately 1% of total shareholders’ equity at both March 31, 2004 and 2003.

The Company has an unconsolidated equity investment in Homestead Funding Corp., a mortgage-banking company.  The Company has a $25 million warehouse line of credit relationship with Homestead which was made in the ordinary course of business at the Company’s normal credit terms, including interest rate and collateralization.  There was  $11.4 million and $16.6 million  outstanding on this line as of March 31, 2004 and 2003,  respectively.

(5)     Premises and Equipment

A summary of premises and equipment at March 31 is as follows:

(In thousands)	2004	2003

Buildings and land	$ 30,767	$ 31,035
Furniture and equipment	10,666	13,280
Leasehold improvements	2,613	2,769
Total	44,046	47,084
accumulated depreciation and amortization	(16,645)	(18,637)
Premises and equipment, net	$ 27,401	$ 28,447

Depreciation and amortization expense was approximately $3.7 million, $4.8 million and $3.8 million for the years ended March 31, 2004, 2003, and 2002 respectively.

(6)        Goodwill and Other Intangible Assets

The following table reconciles reported net income to adjusted net income, as if the provisions of SFAS No. 142 for the non-amortization of goodwill had been in effect during the year ended March 31, 2002:

	For the Years Ended
	March 31,
(In thousands, except per share data)	2004	2003	2002

Reported net income	$ 31,788	$27,854	$ 19,529
Add: Goodwill amortization (not tax-deductible)	-	-	2,901
Net income, as adjusted	$ 31,788	27,854	$ 22,430

Reported basic earnings per share (1)	$ 1.14	$ 1.01	$ 0.71
Add: Goodwill amortization	-	-	0.11
Basic earnings per share, as adjusted (1)	$ 1.14	$ 1.01	$ 0.82

Reported diluted earnings per share (1)	$ 1.10	$ 0.97	$ 0.69
Add: Goodwill amortization	-	-	0.10
Diluted earnings per share, as adjusted (1)	$ 1.10	$ 0.97	$ 0.79

(1)  Per share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

The following table shows the gross carrying amount and accumulated amortization of other intangible assets that are subject to amortization:

At March 31, 2004
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$ 6,781	$ 2,047	$ 4,734
Other intangible assets	627	380	247
Total	$ 7,408	$ 2,427	$ 4,981

At March 31, 2003
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangible	$ 6,781	$ 1,153	$ 5,628
Other intangible assets	627	234	393
Total	$ 7,408	$ 1,387	$ 6,021

Estimated amortization expense related to intangible assets for each of the next five years is as follows (in thousands):

Years ending March 31,	2005	$ 856
	2006	692
	2007	587
	2008	577
	2009	577

During the years ended March 31, 2004 and 2003, no goodwill impairment charges were recorded.  Goodwill of $177 thousand was recognized during 2003 in connection with the acquisition of two small insurance agencies.

(7)     Deposits

  Deposit account balances at March 31 are summarized as follows:

(In thousands)	2004	2003

Savings	$ 617,178	$ 577,259
N.O.W. and money market	381,664	353,257
Time deposits	610,017	677,605
Noninterest-bearing	212,114	190,252
Total deposits	$ 1,820,973	$ 1,798,373

The aggregate amount of time deposit accounts with a balance of $100 thousand or greater was $86.0 million and $96.8 million at March 31, 2004 and 2003, respectively.

The approximate amounts of contractual maturities of time deposits at March 31, 2004 are as follows:

(In thousands)
Years ending March 31,
2005	$ 346,691
2006	136,940
2007	42,911
2008	64,316
2009	19,159
Total time deposits	$ 610,017

(8)        Borrowings

            Securities Sold Under Agreements to Repurchase

         The Company enters into repurchase agreements with certain commercial banking clients.  The agreements to repurchase assets correspond with the sale of the Company’s securities, which are treated as financings for financial statement purposes.  The securities subject to repurchase agreements are segregated from the portfolio of securities maintained by a third party until maturity of the agreements.  At March 31, 2004, the balance of securities sold under agreements to repurchase was $17.6 million with a weighted-average rate of 1.10%. At March 31, 2003 the balance of securities sold under agreements to repurchase was $18.4 million with a weighted-average rate of 1.28%. The balance as of both dates was due within 30 days.

         Short-Term FHLB Advances

         The Bank has a line of credit with the FHLB totaling $100.0 million.  This short-term borrowing program is based upon either an overnight or thirty-day borrowing period with interest based generally upon a spread above the current Federal funds rate.  In addition, short-term advances with an original maturity of less than one year are classified in this category.  The rates on these borrowings can be either fixed or floating.  As of March 31, 2004 and 2003, there were no short-term FHLB advances outstanding.  Information regarding short-term FHLB advances during the years ended March 31, 2004, 2003, and 2002 is as follows:

For the years ended March 31,	2004	2003	2002
(Dollars in thousands)
Highest amount at month-end	$ -	$10,000	123,600
Average amount outstanding	15	411	23,234
Weighted-average interest rate	1.11%	1.95%	4.27%

Short-term FHLB advances are collateralized by FHLB stock and a blanket lien on all residential real estate loans not otherwise pledged.

          Long-Term FHLB Borrowings

Scheduled repayments and callable amounts of long-term FHLB borrowings  as of March 31, 2004 are as follows:

(Dollars in thousands)	Scheduled Payments	Weighted-Average Interest Rate	Callable Amounts	Weighted-Average Interest Rate

Maturing or callable in the year ending March 31,
2005	$ 115,025	3.30%	$ 47,500	5.40%
2006	111,418	4.01	25,000	4.00
2007	45,000	3.14	25,000	4.35
2008	3,492	5.83	-	-
2009	81,046	5.77	-	-
2010 and years after	102,468	4.58	-	-
Total long-term FHLB borrowings	$ 458,449	4.20%	$ 97,500	4.77%

Long-term FHLB borrowings are collateralized by $60.8 million in securities available for sale and a blanket lien on all residential real estate loans not otherwise pledged.

(9)     Regulatory Capital

Regulations require banks to maintain a minimum leverage ratio of Tier 1 capital to total adjusted quarterly average assets of 4.0%, and minimum ratios of Tier 1 capital and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

Under their prompt corrective action regulations, regulatory authorities are required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution.  Such actions could have a direct material effect on an institution’s financial statements.  The regulations establish a framework for the classification of banks into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  Generally, an institution is considered well-capitalized if it has a Tier 1 capital ratio of at least 5.0% (based on total adjusted quarterly average assets); a Tier 1 risk-based capital ratio of at least 6.0%; and a total risk-based capital ratio of at least 10.0%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by the regulatory authorities about capital components, risk weightings and other factors.

As of March 31, 2004 and 2003, the Bank met all capital adequacy requirements to which it was subject.  Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations.

The following is a summary of actual capital amounts and ratios as of March 31, 2004 and 2003 for the Bank, compared to the requirements for minimum capital adequacy and for classification as well-capitalized.  Although the Office of Thrift Supervision does not impose minimum capital requirements on thrift holding companies, the Company’s consolidated regulatory capital amounts and ratios as of March 31, 2004 and 2003 are also presented.

2004			Required Ratios
	Actual Capital		Minimum Capital	Classification as
(Dollars in thousands)	Amount	Ratio	Adequacy	Well-Capitalized

Tier 1 (Leverage) Capital
Hudson River Bank & Trust
Company	$ 194,794	7.70%	4.00%	5.00%
Hudson River Bancorp, Inc.
(consolidated)	212,890	8.41

Tier 1 Risk-Based Capital
Hudson River Bank & Trust
Company	194,794	12.27	4.00	6.00
Hudson River Bancorp, Inc.
(consolidated)	212,890	13.40

Total Risk-Based Capital
Hudson River Bank & Trust
Company	214,888	13.54	8.00	10.00
Hudson River Bancorp, Inc.
(consolidated)	233,005	14.66

2003			Required Ratios
	Actual Capital		Minimum Capital	Classification as
(Dollars in thousands)	Amount	Ratio	Adequacy	Well-Capitalized

Tier 1 (Leverage) Capital
Hudson River Bank & Trust
Company	$ 170,789	7.12%	4.00%	5.00%
Hudson River Bancorp, Inc.
(consolidated)	187,841	7.84

Tier 1 Risk-Based Capital
Hudson River Bank & Trust
Company	170,789	11.60	4.00	6.00
Hudson River Bancorp, Inc.
(consolidated)	187,841	12.79

Total Risk-Based Capital
Hudson River Bank & Trust
Company	189,436	12.87	8.00	10.00
Hudson River Bancorp, Inc.
(consolidated)	206,444	14.06

 (10)    Stock-Based Compensation Plans

Employee Stock Ownership Plan

The Company established an ESOP on July 1, 1998 to provide substantially all employees of the Company the opportunity to also become shareholders.  The ESOP borrowed $18.4 million from the Company and used the funds to purchase 2,856,600 shares of the common stock of the Company in the open market.  The loan has been and will continue to be repaid principally from the Bank’s discretionary contributions to the ESOP with annual principal payments due through March 31, 2014.  Dividends on the unallocated shares in the ESOP are utilized to reduce the Company’s principal payments.  At March 31, 2004, the loan had an outstanding balance of $11.4 million and an interest rate of 8.00%. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.  Shares are released for allocation among participants based on the total principal and interest payments made during the year as a percentage of all remaining principal and interest payments, including the current year payments.  Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation.

Unallocated ESOP shares are pledged as collateral for the loan and are reported as a reduction of shareholders’ equity.  The Company reports compensation expense during the year based on the average market price of the shares to be released at year end.  The Company recorded approximately $3.5 million, $2.7 million and $2.3 million of compensation expense under the ESOP in the years ended March 31, 2004, 2003 and 2002, respectively.

Shares held by the ESOP as of March 31, 2004 were as follows:

Allocated shares	1,012,060
Shares released for allocation	211,636
Unallocated shares	1,513,188
Total shares held by the ESOP	2,736,884

Market value of unallocated shares at March 31, 2004 (In thousands)	$ 31,172

Stock Option Plan

On January 5, 1999, the Company’s shareholders approved the Hudson River Bancorp, Inc. 1998 Stock Option and Incentive Plan (“Stock Option Plan”), which was subsequently amended on August 17, 2000 to increase the number of shares in the plan. The primary objective of the Stock Option Plan is to provide officers and directors with a proprietary interest in the Company and an incentive to encourage such persons to remain with the Company.

Under the Stock Option Plan, 3,860,482 shares of authorized but unissued common stock are reserved for issuance upon option exercises.  At March 31, 2004, the Company had 1,606,574 shares available for future grant.  The Company also has the alternative to fund the Stock Option Plan with treasury stock.  Options under the plan may be either nonqualified stock options or incentive stock options.  Each option entitles the holder to purchase one share of common stock at an exercise price equal to the fair market value on the date of grant.  Options expire ten years following the date of grant. The options granted vest over a period of one to five years from the grant date.

Recognition and Retention Plan

The Company’s shareholders approved the Hudson River Bancorp, Inc. Recognition and Retention Plan on January 5, 1999, which was subsequently amended on August 17, 2000 to increase the number of shares in the plan.  The purpose of the plan is to promote the long-term interests of the Company and its shareholders by providing a stock-based compensation program to attract and retain officers and directors.  Under the RRP, 1,836,648 shares of authorized but unissued common stock are reserved for issuance under the plan.  As of March 31, 2004, the Company had 625,018 shares available for future grant.  The Company also has the alternative to fund the RRP with treasury stock.

Employees who were awarded shares (restricted stock) under the RRP vest in those shares over periods of one to ten years commencing one year from the date of grant.  The fair market value of the shares awarded under the plan at the grant date is amortized to compensation expense on a straight-line basis over the vesting periods of the underlying shares.  Compensation expense of $719 thousand, $972 thousand and $714 thousand was recorded in the years ended March 31, 2004, 2003 and 2002, respectively.  The remaining unearned compensation cost of $3.1 million and $3.5 million was a reduction of shareholders’ equity at March 31, 2004 and 2003, respectively.

The following is a summary of activity in the Company’s Stock Option Plan and Recognition and Retention Plan for the years ended March 31:

		2004		2003		2002
	Shares	Weighted- Average Price(1)	Shares	Weighted- Average Price(1)	Shares	Weighted- Average Price(1)
STOCK OPTION PLAN
Options outstanding, beginning of year	1,736,470	$ 6.13	1,776,660	$ 5.74	2,192,514	$ 5.72
Granted	149,730	12.03	103,544	11.86	18,400	7.58
Exercised	(198,708)	6.10	(121,610)	5.61	(254,400)	5.71
Forfeited or expired	(8,302)	11.19	(22,124)	5.01	(179,854)	5.75
Options outstanding, end of year	1,679,190	$ 6.63	1,736,470	$ 6.13	1,776,660	$ 5.74
RECOGNITION AND RETENTION PLAN
Unvested shares, beginning of year	593,578	$ 6.12	724,856	$ 5.72	984,022	$ 5.73
Granted	34,008	12.03	48,184	11.86	7,850	7.58
Vested	(110,090)	6.53	(159,176)	6.18	(129,172)	5.84
Forfeited	(5,484)	11.70	(20,286)	5.11	(137,844)	5.75
Unvested shares, end of year	512,012	$ 6.37	593,578	$ 6.12	724,856	$ 5.72

(1) The weighted-average price for stock options is the weighted-average exercise price of the options, and for RRP shares, the weighted-average fair value of the stock at the date of grant.

The following table summarizes information about stock options at March 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted-Average Price Per Option	Weighted-Average Remaining Life (Years)	Options Exercisable	Weighted-Average Price Per Option
$ 4.94-5.75	1,435,058	$ 5.75	4.77	1,433,186	$ 5.75
7.58	8,200	7.58	7.05	8,200	7.58
11.86-12.03	235,932	11.96	8.64	169,772	11.97
$ 4.94-12.03	1,679,190	$ 6.63	5.33	1,611,158	$ 6.41

(11)   Employee Benefit Plans

Pension Plan

The Company maintains a noncontributory pension plan (“the Plan”) covering substantially all of its employees meeting certain eligibility requirements.   Effective October 1, 2003, the plan was amended.  Provisions of the amendment primarily included a change in the computation of benefits from a percentage of the highest three-year average annual earnings to the highest five-year average annual earnings, as defined by the Plan, multiplied by years of credited service.  Also included in the amendment was a reduction in the Plan limits for credited service for benefit calculations to a maximum of twenty-five years from thirty years.  Benefits are also limited by a Social Security offset, as defined by the Plan.  The amounts contributed to the plan are determined annually on the basis of (a) the maximum amount that can be deducted for federal income tax purposes or (b) the amount certified by a consulting actuary as necessary to avoid an accumulated funding deficiency as defined by the Employee Retirement Income Security Act of 1974.  Contributions are intended to provide not only for benefits attributed to service to date but also those expected to be earned in the future.  At March 31, 2004, the Company’s Plan was sufficiently funded under the Employee Retirement Income Security Act of 1974.    Consequently, no minimum contribution to the plan is required.  Discretionary permissible contributions for fiscal 2005 are not expected to be significant.

Target allocations are established based on periodic evaluation of risk/reward under various economic scenarios and with varying asset class allocations.  The Plan will diversify its investment portfolio to avoid incurring unreasonable risks.  Investment maturities are scheduled to coincide with projected cash flow requirements.  Actual allocation and investment performance is reviewed at least annually and modified as necessary to meet the needs of the Plan.  The following table sets forth the Plan’s current target allocation ranges as well as the weighted-average asset allocation of the plan at March 31:

	Target Allocation Ranges	2004	2003
Weighted-average asset allocation:
Debt securities	40-60%	36.28%	48.76%
Equity securities	40-60	61.32	51.01
Other (primarily cash)	0-10	2.40	0.23
Total		100.00%	100.00%

Types of fixed income investments permitted include governments, corporates, convertible notes, bonds and preferred stock, and bond based mutual funds.  Permitted equity investments include cash and highly liquid cash equivalents, common stocks, preferred stocks, and equity based mutual funds.  Assets or transactions expressly prohibited include private placements, collateralized mortgage obligations, international securities (not denominated in US dollars), commodities, derivatives, and the purchasing of securities on margin or short sales.

The expected long-term rate of return on plan assets reflects long-term earnings expectations on existing plan assets and those contributions expected to be received during the current plan year.  In estimating that rate, appropriate consideration was given to historical returns earned by plan assets and the rate of return expected to be available for reinvestment.  Rates of return were adjusted to reflect current capital market assumptions and changes in investment allocation.

The following table sets forth the Plan's funded status and amounts recognized in the Company's consolidated financial statements at March 31, using a December 31 measurement date:

(In thousands)	2004	2003

Reconciliation of projected benefit obligation
Obligation at beginning of year	$21,841	$19,013
Service cost	1,080	625
Interest cost	1,454	1,301
Actuarial loss	1,018	271
Plan amendments	(2,633)	-
Changes in assumptions	1,698	1,542
Benefits paid	(1,003)	(911)
Obligation at end of year	$23,455	$21,841

Reconciliation of fair value of plan assets
Fair value of plan assets at beginning of year	$20,493	$20,366
Actual return (loss) on plan assets	3,984	(3,192)
Employer contributions	-	4,230
Benefits paid	(1,003)	(911)
Fair value of plan assets at end of year	$23,474	$20,493

Reconciliation of funded status
Funded (unfunded) status at end of year	$19	$(1,348)
Unrecognized net actuarial loss	7,423	7,590
Unrecognized prior service (credit) cost	(2,631)	11
Prepaid pension cost at end of year	$4,811	$6,253

The accumulated benefit obligation for the pension plan was $23.4 million and $20.0 million at March 31, 2004 and 2003, respectively.

Net periodic pension cost included in the Company's consolidated income statements for the years ended March 31 included the following components:

(In thousands)	2004	2003	2002

Service cost	$ 1,080	$ 625	$ 500
Interest cost	1,454	1,301	946
Expected return on plan assets	(1,700)	(1,856)	(1,267)
Net amortization and deferral	607	8	8
Net periodic pension cost	$ 1,441	$ 78	$ 187

The actuarial assumptions used in determining the actuarial present value of the projected benefit obligations as of March 31 were as follows:

	2004	2003
Weighted-average assumptions
Discount rate	6.00%	6.50%
Rate of compensation increase	4.00	4.25

The actuarial assumptions used in determining the net periodic pension cost for the years ended March 31 were as follows:

	2004	2003	2002
Weighted-average assumptions
Discount rate	6.50%	7.00%	7.25%
Rate of compensation increase	4.25	4.25	4.75
Expected return on plan assets	8.50	8.50	8.50

Postretirement Benefits

The Company provides certain postretirement benefits to employees and retirees meeting certain age and time of service requirements.  Active employees are eligible for retiree medical coverage upon reaching age 55 with 10 years of service. The medical portion of the plan is contributory, with retiree contributions based on years of service and their retirement date.  Effective January 1, 2003, the Company’s postretirement benefits plan was amended such that retiree contribution percentages will be increased by 10% annually until the retiree is responsible for 100% of the insurance premium.  The plan amendment resulted in an unrecognized prior service credit which will be amortized over the average future service period of those participants expected to receive benefits.  Postretirement dental coverage is in effect for a closed group of retirees.  The dental portion of the plan is noncontributory.  The funding policy of the plan is to pay claims and/or insurance premiums as they come due.  Employees of both Cohoes and Ambanc retained by the Company after the acquisitions receive credit for accrual purposes beginning with the respective acquisition dates.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Act”) was signed into law. The Medicare Act introduced both a Medicare prescription-drug benefit and a federal subsidy to sponsors of retiree health-care plans that provide a benefit at least “actuarially equivalent” to the Medicare benefit. These provisions of the Medicare Act will affect accounting measurements under SFAS No. 106.  Accordingly, the FASB staff has issued guidance allowing companies to recognize or defer recognizing the effects of the Medicare Act in annual financial statements for fiscal years ending after enactment of the Medicare Act.  The Company has elected to defer recognizing the effects of the Medicare Act in its March 31, 2004 consolidated financial statements.  Accordingly, the reported measures of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost do not include the effects of the Medicare Act. When issued, the specific authoritative literature on accounting for the federal subsidy could require the Company to revise its previously reported information. The impact of the Medicare Act on the Company’s financial statements has not yet been determined.

The following table presents the amounts recognized in the Company’s consolidated financial statements at March 31, using a December 31 measurement date:

(In thousands)	2004	2003
Reconciliation of accumulated postretirement benefit obligation
Obligation at beginning of year	$ 499	$ 4,810
Service cost	-	127
Interest cost	39	326
Actuarial loss	134	418
Benefits paid	(149)	(204)
Plan amendments	-	(4,978)
Obligation at end of year	$ 523	$ 499

Reconciliation of funded status
Unfunded postretirement benefit obligation at end of year	$ (523)	$ (499)
Unrecognized net actuarial loss	108	6
Unrecognized prior service credit	(2,370)	(3,029)
Accrued postretirement benefit liability	$(2,785)	$ (3,522)

Net periodic postretirement benefit (income) cost included in the Company's consolidated income statements for the years ended March 31 included the following components:

(In thousands)	2004	2003	2002
Service cost	$ -	$ 127	$ 109
Interest cost	39	326	246
Amortization of transition obligation	-	118	118
Amortization of prior service (credit) cost	(659)	33	(25)
Amortization of unrecognized loss (gain)	8	-	(8)
Net periodic postretirement benefit (income) cost	$ (612)	$ 604	$ 440

The actuarial assumptions used in determining the accumulated postretirement benefit obligations as of March 31 were as follows:

	2004	2003
Weighted-average assumptions:
Discount rate	6.00%	6.50%

The actuarial assumptions used in determining the net periodic postretirement benefit (income) cost for the years ended March 31 were as follows:

	2004	2003	2002
Weighted-average assumptions:
Discount rate	6.50%	7.00%	7.25%

For measurement purposes, a 13.00% annual rate of increase in the per capita cost of covered health benefits was assumed for medical coverage for the year ended March 31, 2004. This rate was assumed to decrease uniformly to 5.00% by 2008 and remain at that level thereafter.  The health care cost trend rate assumptions can have a significant effect on the amounts reported.  To illustrate, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of March 31, 2004 by $9 thousand (1.8%) and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended March 31, 2004 by $1 thousand (3.7%).  Decreasing the assumed health care cost trend rate one percentage point in each year would decrease the accumulated postretirement benefit obligation as of March 31, 2004 by $9 thousand (1.8%) and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended March 31, 2004 by $1 thousand (3.6%).

401(k) Savings Plan

The Company also sponsors a defined contribution 401(k) Savings Plan covering substantially all employees meeting certain eligibility requirements.  The Company matches 50% of employee pre-tax contributions up to a maximum contribution by the Company of 3% of the employee’s annual salary.  The amount of 401(k) contribution expense was $340 thousand, $323 thousand and $185 thousand for the years ended March 31, 2004, 2003 and 2002, respectively.

Benefit Restoration Plan

The Company has a Benefit Restoration Plan for certain executive officers primarily to restore reductions in the level of certain employee benefits due to Internal Revenue Service limitations.  The benefits under this plan are unfunded.  As of March 31, 2004 and 2003, the projected benefit obligations for the restoration plan were $1.3 million and $865 thousand, respectively.  The accrued benefits under the restoration plan related to the defined benefit plan amounted to $762 thousand and $388 thousand at March 31, 2004 and 2003, respectively.  The accrued benefits under the restoration plan related to the Company’s defined contribution plans amounted to $2.1 million and $895 thousand at March 31, 2004 and 2003, respectively.  The Company recorded total expense of $1.6 million, $429 thousand and $554 thousand relating to the restoration plan during the years ended March 31, 2004, 2003 and 2002, respectively.

Supplemental Retirement Plan

The Company maintains a Supplemental Retirement Plan for one individual.  As of March 31, 2004 and 2003, the projected benefit obligation under this plan was $796 thousand and $778 thousand, respectively.  The Company recorded an expense of $51 thousand, $51 thousand and $52 thousand during the years ended March 31, 2004, 2003 and 2002, respectively, relating to this plan.

(12)      Earnings Per Share

            The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the years ended March 31, 2004, 2003, and 2002:

	Years Ended March 31,
(In thousands, except for share and per share data)	2004	2003	2002

Net income	$ 31,788	$ 27,854	$ 19,529

Weighted average common shares outstanding (1)	27,998,674	27,710,706	27,416,048
Dilutive effect of potential common shares outstanding:
Stock options (1)	710,761	649,220	561,058
Restricted stock awards (1)	236,314	262,522	244,478
Weighted average common shares and potential common shares outstanding (1)	28,945,749	28,622,448	28,221,584

Earnings per share amounts:
Basic earnings per share (1)	$ 1.14	$ 1.01	$ 0.71
Diluted earnings per share (1)	$ 1.10	$ 0.97	$ 0.69

(1) Per share data has been restated to give effect to a 2-for-1 stock split effective January 15, 2004.

(13)    Income Taxes

The components of tax expense for the years ended March 31 are as follows:

(In thousands)	2004	2003	2002
Current tax expense:
Federal	$ 16,052	$ 14,006	$ 12,426
State	1,509	1,455	1,249
Deferred tax (benefit) expense	(1,052)	1,642	115
Tax expense	$ 16,509	$ 17,103	$ 13,790

The following is a reconciliation of the expected tax expense and the actual tax expense for the years ended March 31.  The expected tax expense has been computed by applying the statutory Federal tax rate to income before tax expense:

(In thousands)	2004	2003	2002
Income tax at applicable federal statutory rate	$ 16,904	$ 15,735	$ 11,662
Increase (decrease) in tax expense resulting from:
Tax-exempt income	(866)	(732)	(678)
State income taxes, net of Federal tax benefit	837	1,225	1,065
Nondeductible goodwill amortization	--	--	971
Nondeductible portion of ESOP compensation expense	732	456	301
Undistributed earnings from equity investment	(509)	(105)	(26)
Other	(589)	524	495
Tax expense	$ 16,509	$ 17,103	$ 13,790

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at March 31 are presented below:

(In thousands)	2004	2003
Deferred tax assets:
Allowance for loan losses	$ 16,653	$ 15,823
Other real estate owned and repossessed property	527	600
Accrued postretirement benefits	1,271	1,592
Deferred compensation	3,219	2,120
Other	787	509
Total deferred tax assets	22,457	20,644

Deferred tax liabilities:
Depreciation	(588)	(204)
Purchase accounting adjustments, net	(4,054)	(4,287)
Prepaid pension	(1,909)	(2,507)
Net unrealized gain on securities available for sale	(3,451)	(1,326)
Net deferred loan origination costs	(1,805)	-
State income taxes	(865)	(788)
Other	(190)	(864)
Total deferred tax liabilities	(12,862)	(9,976)
Net deferred tax asset at end of year	$ 9,595	$ 10,668

Based on recent historical and anticipated future taxable income, management believes it is more likely than not that the Company will realize its net deferred tax assets.

As a thrift institution, the Bank is subject to special provisions in the Federal and New York State tax laws regarding its allowable tax bad debt deductions and related tax bad debt reserves.  These deductions historically have been determined using methods based on loss experience or a percentage of taxable income.  Tax bad debt reserves are maintained equal to the excess of allowable deductions over actual bad debt losses and other reserve reductions.  These reserves consist of a defined base-year amount, plus additional amounts (“excess reserves”) accumulated after the base year.  Deferred tax liabilities are recognized with respect to such excess reserves, as well as any portion of the base-year amount, which is expected to become taxable (or “recaptured”) in the foreseeable future.

In accordance with SFAS No. 109, deferred tax liabilities have not been recognized with respect to the Federal base-year reserve of $14.9 million and “supplemental” reserve (as defined) of $15.4 million at March 31, 2004, and the New York State base-year reserve of $86.1 million at March 31, 2004, since the Bank does not expect that these amounts will become taxable in the foreseeable future.  Under the tax laws, events that would result in taxation of certain of these reserves include (i) redemption of the Bank’s stock or certain excess distributions by the Bank to the Parent Company, and (ii) failure of the Bank to maintain a specified qualifying assets ratio or meet other thrift definition tests for New York State tax purposes.  The unrecognized deferred tax liabilities with respect to the Federal base-year reserve and supplemental reserve were $5.2 million and $5.4 million, respectively, at March 31, 2004.  The unrecognized deferred tax liability with respect to the New York State base-year reserve was $4.2 million (net of Federal benefit) at March 31, 2004.

(14)    Commitments and Contingent Liabilities

Off-Balance Sheet Financing and Concentrations of Credit

The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include the Company's commitments to extend credit and unused lines of credit.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.  The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit and unused lines of credit is represented by the contractual notional amount of those instruments.  The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

Unless otherwise noted, the Company does not require collateral or other security to support off-balance sheet financial instruments with credit risk.

Contract amounts of financial instruments that represent credit risk as of March 31 are as follows:

(In thousands)	2004	2003

Commitments to extend credit	$ 113,920	$ 77,755
Unused lines of credit	166,503	123,096
Standby letters of credit	23,126	12,761
Total	$ 303,549	$ 213,612

Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since certain commitments are expected to expire without being fully drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer.

Commitments to extend credit and unused lines of credit may be written on a fixed-rate basis exposing the Company to interest rate risk given the possibility that market rates may change between commitment and actual extension of credit.

Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers.  Contingent obligations under the standby letters of credit represent the maximum potential future payments the Company could be required to make. Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.  Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank certificates of deposit.  The fair value of the Company’s standby letters of credit at March 31, 2004 was insignificant.

Certain mortgage loans are written on an adjustable-rate basis and include interest rate caps, which limit annual and lifetime increases in the interest rates on such loans.  Generally, adjustable-rate mortgages have an annual rate increase cap of 2% and a lifetime rate increase cap of 5% to 6%.  These caps expose the Company to interest rate risk should market rates increase above these limits.  As of March 31, 2004 and 2003, approximately $177.0 million and $216.7 million, respectively, of residential real estate loans had interest rate caps.

Concentrations of Credit

The Company originates residential loans (including home equity and construction loans) and commercial-related loans primarily to customers located in the Capital District region of New York.  Manufactured home loans are originated primarily in New York State and in states contiguous to New York.  Financed insurance premiums are originated primarily in New York, New Jersey and Pennsylvania.  Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in these areas.

Leases

The Company leases certain of its branches and equipment under various non-cancelable operating leases.  Rental expense for premises and equipment was $1.4 million, $1.5 million, and $1.0 million for the years ended March 31, 2004, 2003, and 2002 respectively.  The future minimum payments by year and in the aggregate under all significant non-cancelable operating leases with initial or remaining terms of one year or more as of March 31, 2004 are as follows:

(In thousands)
Years ending March 31,
2005	$ 950
2006	804
2007	685
2008	606
2009	562
Thereafter	4,953
Total	8,560

Serviced Loans

The total amount of loans serviced by the Company for unrelated third parties was approximately $65.7 million and $125.6 million  at March 31, 2004 and 2003, respectively.

Reserve Requirement

The Company is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank.  The amount of this reserve requirement, included in cash and due from banks, was approximately $438 thousand and $400 thousand  at March 31, 2004 and 2003, respectively.

Contingent Liabilities

In the ordinary course of business, there are various legal proceedings pending against the Company.  Based on consultation with outside counsel, management believes that the aggregate exposure, if any, arising from such litigation would not have a material adverse effect on the Company's consolidated financial statements.

(15)      Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments.  The definition of a financial instrument includes many of the assets and liabilities recognized in the Company’s consolidated balance sheets, as well as certain off-balance sheet items.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected net cash flows, current economic conditions, risk characteristics of various financial instruments and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

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

Short-Term Financial Instruments

The fair value of certain financial instruments is estimated to approximate their carrying value because the remaining term to maturity or period to repricing of the financial instrument is less than 90 days.  Such financial instruments include cash and cash equivalents, accrued interest receivable, securities sold under agreements to repurchase, short-term FHLB advances maturing in 90 days or less and accrued interest payable.

Securities

Securities available for sale are financial instruments which are usually traded in broad markets.  Fair values are generally based upon market prices.  If a quoted market price is not available for a particular security, the fair value is determined by reference to quoted market prices for securities with similar characteristics.  The estimated fair value of stock in the Federal Home Loan Bank of New York equals the carrying value since the stock is nonmarketable but redeemable at its par value.

Loans

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

Estimated fair value for nonperforming loans is based on estimated cash flows discounted using a rate commensurate with the risk associated with the estimated cash flows.  Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

Deposit Liabilities and Borrowings

The estimated fair value of deposits with no stated maturity, such as savings, N.O.W., money market, noninterest-bearing accounts and mortgagors' escrow deposits, is regarded to be the amount payable on demand.  The estimated fair value of time deposit accounts, short-term FHLB advances maturing in more than 90 days and long-term FHLB borrowings is based on the discounted value of contractual cash flows.  The discount rate is estimated using the rates currently offered for deposits or available for borrowings with similar remaining maturities.  The fair value estimates for deposits do not include the benefit that results from the low-cost funding provided by the deposit liabilities compared with the cost of borrowing funds in the market.

Management has made estimates of fair value using discount rates that it believes to be reasonable.  However, because there is no market for many of these financial instruments, management has no basis to determine whether the estimated fair value would be indicative of the value negotiated in an actual sale.

The carrying values and estimated fair values of financial assets and liabilities as of March 31 were as follows:

	2004		2003
(In thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$ 165,680	$ 165,680	$ 368,169	$ 368,169
Securities available for sale	650,524	650,524	341,524	341,524
Federal Home Loan Bank of New York stock	22,936	22,936	19,332	19,332

Loans	1,665,699	1,687,091	1,649,086	1,676,452
Allowance for loan losses	(40,252)	--	(38,276)	--
Net loans	$ 1,625,447	$ 1,687,091	$ 1,610,810	$ 1,676,452

Accrued interest receivable	9,958	9,958	9,634	9,634

Financial liabilities:
Deposits:
Savings, N.O.W., money market and noninterest- bearing accounts	1,210,956	1,210,956	1,120,768	1,120,768
Time deposit accounts	610,017	621,529	677,605	687,327
Securities sold under agreements to repurchase	17,578	17,578	18,357	18,357
Long-term FHLB borrowings	458,449	474,759	386,628	407,630
Mortgagors’ escrow deposits	6,381	6,381	6,306	6,306
Accrued interest payable	2,511	2,511	2,531	2,531

The fair value of commitments to extend credit, unused lines of credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  For fixed-rate commitments to extend credit and unused lines of credit, fair value also considers the difference between current levels of interest rates and the committed rates.  Based upon the estimated fair value of commitments to extend credit, unused lines of credit and standby letters of credit, there are no significant unrealized gains or losses associated with these financial instruments.

(16)      Condensed Financial Information of the Parent Company

The following represents the Parent Company’s balance sheets as of March 31, 2004 and 2003, and its income statements and statements of cash flows for the years ended March 31, 2004, 2003 and 2002.  These statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

Balance Sheets	March 31,
(In thousands)	2004	2003

Assets
Interest-bearing deposit with subsidiary bank	$ 2,004	$ 4,903
Securities purchased under agreements to resell to subsidiary bank	2,562	569
Cash and cash equivalents	4,566	5,472
Securities available for sale	1,026	929
Loan to ESOP	11,364	12,593
Other assets	9,817	7,655
Investment in equity of subsidiary bank	265,583	237,024
Total assets	$ 292,356	$ 263,673

Liabilities and Shareholders’ Equity
Other liabilities	$ 4,579	$ 5,430
Total shareholders’ equity	287,777	258,243
Total liabilities and shareholders’ equity	$ 292,356	$ 263,673

Income Statements	For the Year Ended March 31,
(In thousands)	2004	2003	2002

Interest and dividend income
Dividends from subsidiary bank	$ 6,738	$ 1,990	$ 2,502
Interest-bearing deposit with subsidiary bank	39	22	9
Securities purchased under agreements to resell to subsidiary bank	7	53	340
Securities available for sale	27	32	25
Loan to ESOP	1,024	1,121	1,221
Total interest income	7,835	3,218	4,097

Other operating income	3,144	1,738	1,696

Other operating expenses
Compensation and benefits	642	618	545
Legal and other professional fees	56	39	168
Goodwill amortization	-	-	495
Other expenses	326	604	540
Total other operating expenses	1,024	1,261	1,748

Income before tax expense and equity in undistributed earnings of subsidiary bank	9,955	3,695	4,045
Tax expense	180	164	501
Net income before equity in undistributed earnings of subsidiary bank	9,775	3,531	3,544
Equity in undistributed earnings of subsidiary bank	22,013	24,323	15,985
Net income	$ 31,788	$ 27,854	$ 19,529

Statements of Cash Flows	For the Year Ended March 31,
(In thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$31,788	$ 27,854	$ 19,529
Adjustments to reconcile net income to net cash provided by operating activities
Goodwill amortization	-	-	495
Amortization of restricted stock awards	719	972	714
ESOP stock released for allocation	3,457	2,727	2,345
Net securities transactions	(47)	-	(87)
Net (increase) decrease in other assets	(1,046)	(2,962)	111
Net (decrease) increase in other liabilities	(851)	3,737	448
Equity in undistributed earnings of subsidiary bank	(22,013)	(24,323)	(15,985)
Net cash provided by operating activities	12,007	8,005	7,570

Cash flows from investing activities:
Increase in investment in equity of subsidiary bank	(3,457)	(2,727)	(2,345)
Purchases of securities available for sale	(73)	-	(592)
Proceeds from sales of securities available for sale	189	-	651
Net decrease in loan to ESOP	1,229	1,228	1,229
Purchase of bank-owned life insurance	-	-	(10,000)
Net cash used in investing activities	(2,112)	(1,499)	(11,057)

Cash flows from financing activities:
Dividends paid	(8,458)	(6,695)	(4,957)
Purchases of treasury stock	(3,554)	(2,278)	(3,005)
Net proceeds from exercise of stock options	1,211	920	1,608
Net cash used in financing activities	(10,801)	(8,053)	(6,354)

Net decrease in cash and cash equivalents	(906)	(1,547)	(9,841)
Cash and cash equivalents at beginning of year	5,472	7,019	16,860
Cash and cash equivalents at end of year	$ 4,566	$ 5,472	7,019

Supplemental disclosures of non-cash investing and financing activities
Adjustment of securities available for sale to fair value, net of tax	100	50	59
Adjustment of subsidiary bank’s securities available for sale to fair value, net of tax	3,088	3,441	(1,745)
Transfer of bank-owned life insurance to subsidiary bank	-	26,993	-

CORPORATE INFORMATION

HUDSON RIVER BANCORP, INC. AND HUDSON RIVER BANK & TRUST COMPANY

BOARD OF DIRECTORS

Carl A. Florio, CPA	President and Chief Executive Officer
William H. (Tony) Jones	Chairman of the Board President, Roe Jan Independent Publishing Co., Inc.

Ronald S. Tecler, DMD	Dentist

Marilyn A. Herrington	Real Estate Developer

Joseph W. Phelan	Chairman, Taconic Farms, Inc.

M. Bruce Cohen, CPA	Retired Managing Partner, PricewaterhouseCoopers LLP

Anthony J. Mashuta	President and Director, Cool Insuring Agency, Inc.

Harry L. Robinson	Retired President and Chief Executive Officer, Cohoes Bancorp, Inc.

Richard P. Koskey, CPA	Managing Partner, Pattison, Koskey & Rath, PC

EXECUTIVE OFFICERS

Carl A. Florio, CPA	President and Chief Executive Officer

Sidney D. Richter	Executive Vice President, Senior Lending Officer

Timothy E. Blow, CPA	Chief Financial Officer

Michael J. Mackay	Senior Vice President, Operations

James F. Mackerer	Senior Vice President, Retail Banking

HUDSON RIVER BANK & TRUST COMPANY VICE PRESIDENTS

James J. Alescio, CPA	Finance
Daniel F. Cheeseman	Commercial Lending
Susan M. Hollister	Human Resources
Robert Kelly	General Counsel
John M. Lisicki	Financial Services
Lawrence J. Longo, Jr.	Mortgage Originations
Paul Sherman	Commercial Lending
Benjamin W. Ziskin	Commercial Lending

ANNUAL MEETING OF SHAREHOLDERS

The annual meeting of Hudson River Bancorp, Inc. will be held at 2:00 p.m. on September 28, 2004, in the theatre arts building of Columbia-Greene Community College, Hudson, NY.

STOCK TRANSFER AGENT & REGISTRAR

Shareholders wishing to change name, address, or ownership of stock, or to report lost certificates and/or consolidate accounts are asked to contact the Company’s stock registrar and transfer agent directly at:

American Stock Transfer & Trust Company

59 Maiden Lane

New York, NY 10038

(800) 937-5449

ANNUAL REPORT ON FORM 10-K

For the 2004 fiscal year, Hudson River Bancorp, Inc. will file an Annual Report on Form 10-K.  Shareholders wishing a copy may obtain one via our website at www.hudsonriverbank.com or by writing:

Holly E. Rappleyea

Corporate Secretary

Hudson River Bancorp, Inc.

One Hudson City Centre

Hudson, NY 12534

STOCK LISTING

The common stock of Hudson River Bancorp, Inc. trades on the Nasdaq Stock Market under the symbol HRBT.  As of June 1, 2004, there were 4,483 registered holders of Hudson River Bancorp, Inc. common stock.

STOCK PRICE

The table below shows the reported high, low and closing prices of Hudson River Bancorp, Inc. common stock during the periods indicated during the years ended March 31, 2004 and 2003.  Per share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

Quarter Ending	High	Low	Close
March 31, 2004	$21.44	$17.66	$20.60
December 31, 2003	20.27	15.83	19.52
September 30, 2003	17.35	13.48	16.07
June 30, 2003	14.35	11.35	13.96

Quarter Ending	High	Low	Close
March 31, 2003	$12.59	$11.34	$11.49
December 31, 2002	13.28	10.33	12.38
September 30, 2002	13.75	11.23	12.08
June 30, 2002	13.53	11.53	13.50

HUDSON RIVER BANCORP, INC.

ONE HUDSON CITY CENTRE

HUDSON, NY 12534

(800) 724-2476

(518) 828-4600 (local)

www.hudsonriverbank.com

EXHIBIT 14

CODE OF ETHICS

HUDSON RIVER BANCORP, INC.

CODE OF BUSINESS CONDUCT

AND ETHICS

PART I

OVERVIEW

Purpose of the Code

This Code of Business Conduct and Ethics ("Code") is intended to deter wrongdoing and promote:

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

Avoidance of conflicts of interest, or the appearance of conflicts, including appropriate disclosure to supervisors of any material transaction or relationship that reasonably could be expected to give rise to a conflict;

Full, fair, accurate, timely and understandable disclosure in documents the Corporation files with, or submits to, the SEC and in all public communications made by the Corporation;

Compliance with applicable governmental laws, rules and regulations;

Prompt internal reporting to designated persons of violations of the Code; and

Accountability for adherence to the Code.

Application of the Code

The Code applies to all Hudson River Bancorp, Inc. (the “Corporation”) directors and employees, including subsidiary and affiliate employees.  The Code applies to all employee decisions and activities within the scope of employment, or when representing the Corporation in any capacity.  A copy of the Code will be included in the orientation package provided to new employees.  Following review of the Code, new employees will be asked to sign a written confirmation that they have reviewed the Code in its entirety, and agree to adhere to its provisions.  Existing employees will be asked to review the Code annually.  All Corporation officers and directors should be familiar with the requirements of the Code, and should encourage employees to apply the Code to their daily activities and decisions, and to seek guidance from the appropriate individuals when additional information or explanation is needed.

Copies of the Code may be obtained from several sources, including the Employee Handbook and the Corporation’s human resources department.

Obtaining Guidance

If you need additional explanation regarding a particular provision of the Code, or if you need guidance in a specific situation, including whether a conflict or potential conflict of interest may exist, please contact your immediate supervisor.  If you are uncomfortable speaking to your immediate supervisor, or if you require additional guidance after having consulted with your supervisor, you are encouraged to contact the following individual:

Susan Hollister,

Vice President of Human Resources

shollister@hudsonriverbank.com

518-828-4600, Ext. 4343

Reporting Violations of the Code

Any known or suspected violation of the Code, including actions or failures to act, must be promptly reported to your supervisor or the person listed above.  This includes violations or possible violations involving you, another employee (including officers) or a director.  Any violation of law, rule or regulation applicable to the Corporation and/or corporate policy is also a violation of this Code.  Violations of the Code may result in disciplinary action including counseling, warning, letter of reprimand, demotion, loss of merit increase, bonus or stock option grant, suspension without pay, and in severe situations, immediate termination of employment.

Concerns regarding questionable accounting, internal accounting controls or auditing matters may be directed to the Audit Committee by contacting the following Audit Committee members and leaving a confidential message:

M. Bruce Cohen, CPA

Joseph W. Phelan

William H. (Tony) Jones

All concerns or complaints will be promptly investigated and appropriate action taken.  The human resources department will document the results of the investigation in a report to the Board of Directors in order to ensure a fair process is utilized in determining whether a violation of the Code has occurred.  No person expressing concerns or complaints will be subject to any disciplinary or other adverse action by the Corporation absent a knowingly false report.  All concerns or complaints may be made anonymously and will remain confidential.  Please provide sufficient information to allow us to properly investigate your concerns.  The Corporation will retain a record of all concerns and complaints, and the results of its investigations, for five years.

PART II

PRINCIPLES AND STANDARDS OF CONDUCT

One of the most valued assets of the Corporation is its reputation for integrity as determined by the personal conduct of its directors, officers and staff, and how that conduct may be perceived by the public.  The ethical management of both personal and business affairs is most important to all directors and employees in order to avoid situations that might lead to a conflict, or even suspicion of a conflict, between personal interest and responsibility to the Corporation.  Your position should never be used directly or indirectly for private gain, for advancement of personal interests or to obtain favors or benefits for oneself, customers, or suppliers.

The following is a statement of policy regarding standards of conduct expected from directors and employees of the Corporation and its subsidiaries in their treatment of confidential information, personal investments, gifts and fees, and outside activities.

Confidential and Insider Information

Confidentiality is a fundamental principle of the financial services business.  In the course of performing your duties, you may acquire confidential information.  Confidential information includes all non-public information that might be of use to competitors or harmful to the Corporation or its customers, if disclosed.  Confidential information, in any form, obtained through business or personal contacts with customers, prospective customers, suppliers, or other employees shall be used solely for the Corporation's purposes.  Information reflecting favorably or adversely upon the current or future value of any business enterprise should not be used in any manner for personal gain or for advantage to a third party.  This information must not be revealed to unauthorized persons or discussed with others within the Corporation unless their duties require this information.  The use of confidential information submitted to us through any source about one customer to further the private interests of another customer is unethical and may be illegal.

Some specific examples of confidential information include, but are not limited to:

            The identity of customers and potential customers and their personal, business and financial information;

            Non-public business and financial information of the Corporation; personal information regarding any employee of the Corporation;

            Personal or non-public business information regarding any supplier, vendor or agent of the Corporation;

            Information related to, including the identity of, potential candidates for mergers and acquisitions;

            Information regarding the Corporation’s sales strategies, plans or proposals;

            Information related to computer software programs, whether proprietary or standard;

           Information related to documentation systems, information databases, customized hardware or other information systems and technological developments;

      Manuals, processes, policies, procedures, compositions, opinion letters, ideas, innovations, inventions, formulas and other proprietary information belonging to the Corporation or related to the Corporation’s activities;

      Security information, including without limitation, policies and procedures, passwords, personal identification numbers (PINs) and electronic access keys;

            Communications by, to and from regulatory agencies; and

            Certain communications with or from attorneys for the Corporation, whether internal or external.

This caution on confidential information does not preclude releasing certain customer information when authorized by the customer or to the government when appropriate.  The guidance of the human resources department should be sought in all such cases.  Disclosure of confidential information to attorneys, accountants and other professionals working on behalf of the Corporation, as well as regulatory examiners, may also be appropriate.

Personal Investments and Financial Affairs

Directors and employees of the Corporation, like any other individuals, may make personal investments in corporate stock, real estate, etc.  Such investments, however, shall not be made as a result of confidential information that is also material inside information obtained through your position with the Corporation.  Particular care should be taken with original or new stock issues.  Confidential information about the Corporation and its customers and suppliers acquired by directors and employees in the course of their duties is to be used solely for the Corporation's purposes, and not as a basis for personal investment by directors and employees or their immediate families.  In making personal investments, all directors and employees should be guided by a keen awareness of potential conflict.  In addition, personal investments should not influence a director's or employee's judgment or action in the conduct of the Corporation’s business.

It is expected that all directors and employees will conduct their personal financial affairs in a manner that will not reflect adversely upon the Corporation or on their personal standing in the community.

Material Inside Information

Generally, material inside information is defined as any information that is confidential in nature, and that a reasonable investor would likely consider important in deciding whether to buy, sell, or hold the Corporation’s stock. The following types of information, if not generally known or publicly disclosed, should be considered material inside information and treated according to the provisions of this Code:

            Proposals or plans for mergers and acquisitions;

            Earnings estimates or results, whether for the month, quarter or year;

            Changes in dividends;

            New product innovation, development or implementation;

            Major litigation, adverse regulatory proceeding or material threat of either event;

            Significant operational issues, including changes in non-performing assets;

            Significant expansion of operations, whether geographic or otherwise, or the curtailment of current or future planned operations; and

            Any other information which, if known, would likely influence the decisions of investors.

Gifts and Fees

                It is illegal for anyone to offer or promise anything of value to an employee, officer, director or agent of a financial institution with the intent to influence or reward the person in connection with any business or transaction of the financial institution.  It is also illegal for an employee, officer, director or agent of a financial institution to solicit or accept anything of value from any person intending to be influenced or rewarded in connection with any business or transaction of the financial institution.

            No employee or director of the Corporation shall accept anything of value from a customer of the Corporation or a vendor to the Corporation other than the following:

1.                 Gifts based on a family relationship or gifts of a reasonable value based on a personal relationship where that relationship is the obvious motivating factor for the gift;

2.                 Advertising or promotional material with a value of less than $100;

3.                 Gifts with a value of less than $200 related to commonly recognized events such as a promotion, religious holiday, wedding or retirement;

4.                 Acceptance of customary hospitality (business luncheons, dinners, golf outings, ball games, etc.), provided that the expense would be paid for by the Corporation if not paid for by another party. Any entertainment beyond that scope or of a frequent nature must be pre-authorized by the Vice President of Human Resources;

5.                 Discounts or rebates on merchandise or services that do not exceed those available to other customers of the merchant; or

6.                 Awards for recognition of service or accomplishment from civic, charitable, educational or religious organizations.

            If an employee or director receives or anticipates receiving a benefit from a Corporation customer or vendor and is unsure whether acceptance of the gift is in compliance with this policy, a written disclosure should be made to the Vice President of Human Resources.

            Directors, employees and their immediate families should never borrow personally from customers or suppliers unless these entities are engaged directly in the lending business, and then only under normal conditions with respect to interest rates, terms, security, and repayment programs that are available to any borrower.

Bequests

            Employees may act in a fiduciary capacity (e.g. executor, trustee or personal representative) unless it would create a conflict of interest, or create the appearance of a conflict of interest, with the employee’s responsibilities with the Corporation.

            Employees or members of employees’ immediate family may accept a bequest under a will or trust agreement of a customer or supplier of the Corporation, provided that written approval by the Vice President of Human Resources has been granted in advance of acceptance of the bequest.  If advance written approval has not been granted, the bequest must be declined.  Approval is not required if the bequest is made by a spouse, domestic partner or person related to the employee by blood, adoption or marriage.

Outside Activities

Outside activities that might constitute a conflict of interest or interfere with performance, or compromise a director's or employee’s position, are to be avoided.  Employee activities such as full-time outside employment; the rendering of investment, legal or accounting services; membership on corporate boards of directors; seeking of an elective political position; or appointment to government bodies should be reviewed and approved by the Vice President of Human Resources prior to such undertakings.  As in the past, we continue to encourage active participation on the part of directors, officers and employees in service clubs and organizations fostering the betterment of the community, and the active use of various social memberships in maintaining a proper image of our organization within the community.

Compliance with Laws, Rules and Regulations

All directors and employees of the Corporation are required to comply with the requirements of this Code, all policies of the Corporation and applicable laws, rules and regulations.  Directors and employees must also comply with the procedures implementing and effectuating the Corporation’s policies.  Failure to comply with the Corporation’s policies and procedures may result in disciplinary action including, in severe situations, immediate termination of employment.

Accounting Practices

All employees are expected to observe and comply with generally accepted accounting principles, the system of internal controls and disclosure controls and procedures established by the Corporation requiring that corporate books and records accurately and fairly reflect in reasonable detail the financial condition and results of operations of the Corporation.  Corporation policies are intended to promote full, fair, accurate, timely and understandable disclosure in reports and documents filed with or submitted to the SEC and in the Corporation’s public statements.  In furtherance of these requirements, employees must practice the following:

1.         No false, misleading or artificial entries shall be made on corporate books, records and reports for any reason.

2.         No undisclosed or unrecorded corporate funds or assets shall be established for any purpose.

3.                 No payments from corporate funds or other assets shall be approved or be made with the intention or understanding that any part of such payment will be used for any purpose other than that described by the documents supporting the payment.  All payments must be supported with appropriately approved purchase orders, invoices or receipts, expense reports or other customary documents, all in accordance with established policy.

PART III

ADMINISTRATION AND WAIVERS

Administration

This Code will be administered and monitored by the Corporation’s Vice President of Human Resources.  General questions and requests for additional information on this Code should be directed to this department at the telephone number and e-mail address in Part I.

Waivers

Any requests for waivers of the Code for employees who are not executive officers should be directed, in writing, through your supervisor to the Vice President of Human Resources.  Requests for waivers for directors and executive officers should be directed to the Board of Directors through the Corporate Secretary.  Only a majority of the Board of Directors may waive the applicability of the Code for a director or executive officer.  Any waiver granted to directors or executive officers, including the principal accounting officer, and the reasons for granting the waiver, and any change in the Code applicable to directors and executive officers, including the principal accounting officer, must be promptly disclosed to the public as required by law or the Nasdaq Stock Market.

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

Parent	Subsidiary	Percent of Ownership	State of Incorporation or Organization of Parent/Subsidiary

Hudson River Bancorp, Inc.	Hudson River Bank & Trust Company	100%	Delaware/NewYork

Hudson River Bancorp, Inc.	C. W. Bostwick, Inc.	76.3%	Delaware/NewYork

Hudson River Bancorp, Inc.	Worcester Company of Albany, LLC	50.0%	Delaware/NewYork

Hudson River Bank & Trust Company	Hudson City Associates, Inc.	100%	New York

Hudson River Bank & Trust Company	Hudson River Mortgage Corporation	100%	New York

Hudson River Bank & Trust Company	Hudson River Funding Corp.	99.9%	New York

Hudson River Bank & Trust Company	Hudson City Centre, Inc.	100%	New York

Hudson River Bank & Trust Company	Hudson River Financial	100%	New York

Hudson River Bank & Trust Company	HRBT Services Corp.	100%	New York

Hudson River Bank & Trust Company	Hudson River Commercial Bank	100%	New York

Hudson River Bank & Trust Company	Hudson River New Markets, Inc.	100%	New York

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Exhibit 23

Consent of Independent Registered Public Accounting Firm

The Board of Directors

Hudson River Bancorp, Inc.

We consent to incorporation by reference in the following registration statements:

File No. 333-58615 on Form S-8,

File No. 333-94567 on Form S-8, and

File No. 333-94571 on Form S-8

of Hudson River Bancorp, Inc. of our report dated April 22, 2004, relating to the consolidated balance sheets of Hudson River Bancorp, Inc. and subsidiaries as of March 31, 2004 and 2003, and the related consolidated income statements, statements of changes in shareholders’ equity and statements of cash flows for each of the years in the three-year period ended March 31, 2004, which report appears in the 2004 Annual Report to Shareholders, which is incorporated by reference into the March 31, 2004 Annual Report on Form 10-K of Hudson River Bancorp, Inc.  Our report refers to a change in the method of accounting for goodwill as of April 1, 2002.

/s/ KPMG LLP

Albany, New York

June 14, 2004

EXHIBIT 31.1

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Carl A. Florio, certify that:

1.         I have reviewed this annual report on Form 10‑K of Hudson River Bancorp, Inc.;

2.         Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.         Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) for the registrant, and we have:

a)         designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be deigned under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on our evaluation; and

c)         disclosed in this report any changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting  which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 14, 2004                                                     By:       ______________________________

Carl A. Florio

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATIONS

I, Timothy E. Blow, certify that:

1.         I have reviewed this annual report on Form 10‑K of Hudson River Bancorp, Inc.;

2.         Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.         Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.         The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) for the registrant, and we have:

a)         designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be deigned under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)         evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on our evaluation; and

c)         disclosed in this report any changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.         The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a)         all significant deficiencies and material weaknesses  in the design or operation of internal control over financial reporting  which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 14, 2004                                                     By:       _________________________

Timothy E. Blow

Chief Financial Officer

                                                                                                (Principal Financial and Accounting Officer)

EXHIBIT 32

SECTION 1350 CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Hudson River Bancorp, Inc. (the "Registrant") that the Annual Report of the Registrant on Form 10-K for the period ended March 31, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the consolidated financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

Date: June 14, 2004                                                     _________________________

Carl A. Florio

Chief Executive Officer

Date: June 14, 2004                                                     _________________________

Timothy E. Blow

 Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT 99.1

HUDSON RIVER BANCORP, INC.

AUDIT COMMITTEE CHARTER

I.  Statement of Policy

            The Audit Committee (“Committee”) is appointed by the Board of Directors of Hudson River Bancorp, Inc. (the “Company”) to assist the Board of Directors in fulfilling its oversight responsibility relating to the integrity of the Company’s financial statements and the financial reporting processes; the systems of internal accounting and financial controls; compliance with legal and regulatory requirements; the independent auditors’ qualifications and independence; the annual independent audit of the Company’s financial statements; the performance of the Company’s internal audit function and independent auditors; and any other areas specified by the Board of Directors of potential financial risks to the Company.  The Committee shall annually prepare a report to shareholders as required by the Securities and Exchange Commission (the “SEC”) for inclusion in the Company’s annual proxy statement.  The Committee is empowered to investigate any matter, with full access to all necessary books, records, facilities and personnel of the Company, and has the authority to retain at the Company’s expense legal, accounting or other advisors, consultants or experts as it deems appropriate.

            It is recognized that members of the Committee are not full-time employees of the Company.  The Company’s management is responsible for preparing the Company’s financial statements.  The independent auditors are responsible for auditing the Company’s annual financial statements and reviewing the Company’s quarterly financial statements prior to the filing of the Company’s annual and quarterly reports on Forms 10-K and 10-Q with the SEC.  It is not the duty or responsibility of the Committee or its members to conduct auditing or accounting reviews or procedures or determine that the Company’s financial statements and disclosures are complete and accurate and are in accordance with generally accepted accounting principles (“GAAP”) and applicable rules and regulations.  These are the responsibilities of management and the independent auditors.  Each member of the Committee shall be entitled to rely on the integrity of those persons and organizations within and outside the Company that it receives information from and the accuracy of the financial and other information provided to the Committee by such persons or organizations, absent actual knowledge to the contrary (which shall be promptly reported to the Board of Directors).

II.  Committee Composition and Meetings

            The Committee shall be comprised of three or more directors appointed by the Board of Directors, after considering the recommendation of the Nominating Committee, each of whom shall be an independent director qualified to serve on the Committee under applicable law, the rules and regulations of the SEC and the rules of The Nasdaq Stock Market, and each of whom shall be free from any relationship that would interfere with the exercise of his or her independent judgment.  A chairperson may be designated by the Board of Directors or may be chosen by a majority of the full Committee membership.  Each Committee member shall be financially literate, as such qualification is interpreted by the Board of Directors in its business judgment.  At least one member of the Committee must have past employment experience in finance or accounting, requisite professional certification in accounting, or any other comparable experience or background which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.

The Company will seek to have at least one member of the Committee who is an “audit committee financial expert,” as that term is defined in the SEC’s regulations and as the Board of Directors interprets such term in its business judgment.  Committee members shall not simultaneously serve on the audit committees of more than two other public companies.  The Board of Directors shall have the power at any time to change the membership of the Committee and to fill vacancies, subject to the qualification requirements of this Charter.

            The Committee shall meet at least quarterly.  The Committee chairperson shall prepare and/or approve an agenda in advance of each meeting.  If the chairperson is not available for a meeting, the other members of the Committee may appoint a temporary chairperson for such meeting.  The Committee may ask members of management or others to attend meetings and provide pertinent information as necessary.  The Committee will meet privately in executive session at such times as the Committee may determine, and shall meet with management, the chief internal auditor, the independent auditors, regulatory examiners and as a committee to discuss any matters that the Committee or each of these groups believes should be discussed.

III.  Committee Duties, Responsibilities and Processes

            The following shall be the principal duties, responsibilities and recurring processes of the Committee in carrying out its oversight role.  The processes are set forth as a guide with the understanding that the Committee may supplement them as appropriate.  The Committee will cause to be kept adequate minutes of all its proceedings, and will report its actions at the next meeting of the Board of Directors.  Committee members will be furnished with copies of the minutes of each meeting and any action taken by unanimous consent.  The Committee is governed by the same rules regarding meetings (including meetings by conference telephone or similar communications equipment), action without meetings, notice, waiver of notice, and quorum and voting requirements as are applicable to the Board of Directors.  The Committee is authorized and empowered to adopt its own rules of procedure not inconsistent with (a) any provision of this Charter, (b) any provision of the Bylaws of the Company, or (c) the laws of its jurisdiction of incorporation.

As part of its oversight responsibility, the Committee shall:

            Review Procedures

1.                    Review and discuss the form of presentation and type of information to be contained in earnings press releases.  The Committee need not discuss in advance each earnings release or each instance in which the Company may provide earnings guidance.

2.                    Prior to the filing of quarterly and annual reports on Forms 10-Q and 10-K with the SEC, review and discuss with management and the independent auditors: (i) the Company’s quarterly and annual consolidated financial statements; (ii) matters that affect the Company’s consolidated financial statements, including disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (iii) the results of the independent auditors’ interim reviews, annual audit and report, and any other matters required to be communicated to the Committee by the independent auditors, as well as discussions regarding qualitative judgments of the independent auditors about the appropriateness, not just the acceptability, of the Company’s accounting principles, and the clarity of the financial statements; (iv) all critical accounting policies and practices to be used; (v) any matters required to be communicated to the Committee by the independent auditors in accordance with SAS Nos. 61 and 71 or any other SAS; and (vi) other material written communications between the independent auditors and management.  Prior to the filing of the Company’s Annual Report on Form 10-K, recommend to the Board of Directors whether the audited financial statements should be included in the Form 10-K.

3.                    Regularly review with the independent auditors any problems or difficulties encountered in the course of the audit work and management’s response, including any restrictions on the scope of activities or access to requested information and any significant disagreements with management.

4.                    Review: (i) any major issues regarding accounting principles and financial statement presentations, including any significant changes in the Company’s selection or application of accounting principles, and any major issues as to the adequacy of the Company’s internal controls and any special audit steps adopted in light of any material control deficiencies; (ii) analyses prepared by management and/or the independent auditor setting forth significant financial reporting issues and judgments made in connection with the preparation of the financial statements, including analyses of the effects of alternative GAAP methods on the financial statements; and (iii) the effect of regulatory and accounting initiatives, as well as off-balance sheet structures, on the Company’s financial statements.  In consultation with management, the independent auditors and the internal auditors, monitor the integrity and effectiveness of the Company’s financial reporting processes and systems of internal controls, including reviewing significant financial risk exposures and the steps management has taken to monitor, control and report such exposures; review significant findings relating to the foregoing prepared by the independent auditors or the internal auditors, together with management’s responses and follow-up to these reports.  Monitor changes to commitment dates for correcting audit findings.

5.                    Establish procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls and auditing matters and for the confidential anonymous submission by employees of concerns regarding questionable accounting or auditing matters.  Such procedures have been established by the Committee and are set forth in the Company’s Code of Business Conduct and Ethics.

            Independent Auditors and Other External Services

6.                    The Committee is directly responsible for the appointment, compensation, retention and oversight of the work of the independent auditors, including resolution of disagreements between management and the independent auditors regarding financial reporting.  The independent auditors shall report directly to the Committee.

7.                    Pre-approve the engagement letters and the fees to be paid to the independent auditors.  Pre-approve, except as permitted by law, all audit and non-audit services to be provided by the independent auditors and consider the possible effect that these services could have on the independence of such auditors.  The Committee may delegate to one or more of its members pre-approval authority of non-audit services in accordance with applicable law, provided that any delegated pre-approvals are reported to the Committee at its next scheduled meeting.

8.                    On an annual basis, review and discuss with the independent auditors their qualifications, performance and independence and all significant relationships they have with the Company that could impair the auditors’ objectivity and independence and receive the written disclosures and letter from the independent auditors required by Independence Standards Board Standard No. 1.  Ensure the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law and the rotation of any other audit partner whose rotation is required by the regulations of the SEC.

9.                    Review the audit plan of the independent auditors -- discuss scope, staffing, timing, estimated and actual fees, reliance upon management and internal audit and general audit approach.

10.                Establish clear and appropriate hiring policies for employees or former employees of the independent auditors who participated in any capacity in the audit of the Company.

            Internal Audit Function

11.                Review the budget, program, changes in program, activities, strategies, organizational structure and qualifications of the internal audit function, as needed, it being understood that the internal audit function reports directly to the Committee.  Evaluate whether the internal audit function operation and structure permits unrestricted access by internal auditors to records, personnel and physical properties relevant to the performance of its responsibilities and to top management, the Committee, and the Board of Directors.  Assess the appropriateness of the resources allocated to internal auditing.  Evaluate the effectiveness of the internal audit function.

12.                Review the appointment, performance and replacement of the individual heading the internal audit function.  Decisions regarding hiring or termination of this person require endorsement by the Committee.  The chairperson of the Committee will also be involved in performance evaluation and compensation decisions related to this person.

13.                Review significant issues presented by the internal audit function together with management’s response and follow-up to these reports.

            Other Committee Responsibilities

14.                Review and reassess the adequacy of this Charter at least annually, and recommend any proposed changes to the Board of Directors for its approval.  Ensure the publication of this Charter in accordance with SEC regulations.

15.                Maintain minutes of meetings and periodically report to the Board of Directors on results of the foregoing activities.

16.                Conduct an appropriate review of and approve all related party transactions on an ongoing basis, as required by the rules of the Nasdaq Stock Market.  For these purposes, the term “related party transactions” shall refer to transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.

17.                Review with the Company’s counsel: (i) any significant legal matter that could have a material impact on the Company’s financial statements; (ii) legal compliance matters, including corporate securities trading policies and material notices to or inquiries received from governmental agencies; and (iii) reports of evidence of a material violation of securities laws or breaches of fiduciary duty.

18.                Review disclosures made to the Committee by the Company’s CEO and CFO during their certification processes for the Forms 10-K and 10-Q with respect to the financial statements and about any significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting and any fraud, whether or not material, involving management or other employees who have a significant role in the Company’s internal control over financial reporting.

19.                Ensure required certifications are made to Nasdaq: (i) that a formal written charter has been adopted for the Committee and that the Committee has reviewed and reassessed the adequacy of the charter on an annual basis; and (ii) as to the independence of the members of the Committee.

20.                Perform any other activities consistent with this Charter, the Company’s Bylaws or governing law as the Committee or the Board of Directors deems necessary or appropriate.

IV.       Funding

The Company shall provide the Committee with appropriate funding, as determined by the Committee, in its capacity as a committee of the Board of Directors, for payment of: (i) compensation to the independent auditors engaged by the Committee; (ii) compensation to any advisors engaged by the Committee; and (iii) ordinary administrative expenses of the Committee that are necessary or appropriate in carrying out its duties.

EXHIBIT 99.2

Charter of the Nominating Committee

of the Board of Directors of

Hudson River Bancorp, Inc.

I.          Statement of Policy

            The Nominating Committee (the “Committee”) shall be appointed by the Board of Directors (the “Board”) of Hudson River Bancorp, Inc. (the “Corporation”) for the purpose of (i) identifying individuals qualified to serve as Board members, consistent with criteria approved by the Board; and (ii) recommending to the Board the director nominees for election or appointment to the Board of Directors.

II.        Committee Composition and Meetings

            The Committee shall be comprised of three or more directors (including a chairperson) as appointed annually by the Board, each of whom shall be an independent director as defined by the Nasdaq Stock Market (the “Nasdaq”) listing standards and each of whom shall be free from any relationship that would interfere with the exercise of his or her independent judgment.  The Board shall have the power at any time to change the membership of the Committee and to fill vacancies, subject to the qualification requirements of this Charter.  The Committee shall meet as circumstances require.

III.       Committee Duties, Responsibilities and Process

            The Committee will cause to be kept adequate minutes of all its proceedings, and will report its actions at the next meeting of the Board.  Committee members will be furnished with copies of the minutes of each meeting and any action taken by unanimous consent.  The Committee is governed by the same rules regarding meetings (including meetings by conference telephone or similar communications equipment), action without meetings, notice, waiver of notice, and quorum and voting requirements as are applicable to the Board or as are stated in the Bylaws of the Corporation.  The Committee is authorized and empowered to adopt its own rules of procedure not inconsistent with (a) any provision of this Charter, (b) any provision of the Bylaws of the Corporation, or (c) the laws of its jurisdiction of incorporation.

            The Committee may request that any directors, officers or employees of the Corporation, or other persons whose advice and counsel are sought by the Committee, attend any meeting of the Committee to provide such pertinent information as the Committee requests.

            The Committee shall have the following responsibilities:

            1.         Recommend to the Board the appropriate size of the Board and assist in identifying, interviewing and recruiting candidates for the Board.

            2.         Recommend candidates (including incumbents) for election and appointment to the Board of Directors, subject to the provisions set forth in the Corporation’s Articles or Certificate of Incorporation and Bylaws relating to the nomination or appointment of directors, based on the following criteria:  business experience, education, integrity and reputation, independence, conflicts of interest, diversity, age, number of other directorships and commitments (including charitable obligations), tenure on the Board, attendance at Board and committee meetings, stock ownership, specialized knowledge (such as an understanding of banking, accounting, marketing, finance, regulation and public policy) and a commitment to the Corporation’s communities and shared values, as well as overall experience in the context of the needs of the Board as a whole.

            3.         Review nominations submitted by stockholders, which have been addressed to the corporate secretary, and which comply with the requirements of the Articles or Certificate of Incorporation and the Bylaws.  Nominations from stockholders will be considered and evaluated using the same criteria as all other nominations.

            4.         Annually recommend to the Board committee assignments and committee chairs on all committees of the Board, and recommend committee members to fill vacancies on committees as necessary.

            5.         Perform any other duties or responsibilities expressly delegated to the Committee by the Board.

IV.       Investigations and Studies; Outside Advisers

            The Committee may conduct or authorize studies of or investigations into matters within the Committee’s scope of responsibilities, and may retain, at the Corporation’s expense, such counsel or other advisers as it deems necessary (which may, if the Committee deems it appropriate, be the Corporation’s regular counsel or advisers).  The Committee shall have the authority to retain or terminate one or more search firms to assist the Committee in carrying out its responsibilities, including authority to approve the firm’s fees and retention terms, which fees shall be borne by the Corporation.

