Form 10-K/A
period 2004-03-31
HUDSON RIVER BANCORP INC
filed 2004-06-22
CIK 1057007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note:

The purpose of this amendment to the Annual Report on Form 10-K for the fiscal year ended March 31, 2004 of Hudson River Bancorp, Inc. is to correct the lack of electronic signatures within the certifications set forth at Exhibit 31.1, Exhibit 31.2, and Exhibit 32 to conform them with current SEC requirements.

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

Date: June 14, 2004                                                     By:       __/s/ Carl A. Florio

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

Date: June 14, 2004                                                     By:       /s/ Timothy E. Blow

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

Date: June 14, 2004                                                     /s/ Carl A. Florio

Carl A. Florio

Chief Executive Officer

Date: June 14, 2004                                                     /s/ Timothy E. Blow

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

