Form 10-Q
period 2004-06-30
HUDSON RIVER BANCORP INC
filed 2004-08-09
CIK 1057007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         ☒ YES     ☐ NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b - 2 of the Act).         ☒ YES     ☐ NO

                As of August 2, 2004 there were issued and outstanding 30,443,380 shares of the Registrant's Common Stock.

HUDSON RIVER BANCORP, INC.

FORM 10-Q

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited):
	Consolidated Balance Sheets at June 30, 2004 and March 31, 2004 .......................................................	3
	Consolidated Income Statements for the three months ended June 30, 2004 and 2003 .......................	4
	Consolidated Statements of Cash Flows for the three months ended June 30, 2004 and 2003 ..........	5
	Notes to Unaudited Consolidated Interim Financial Statements ............................................................	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations ................	9
Item 3	Quantitative and Qualitative Disclosures about Market Risk ......................................................................	21
Item 4	Controls and Procedures ....................................................................................................................................	21

PART II	OTHER INFORMATION
Item 1	Legal Proceedings................................................................................................................................................	21
Item 2	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities ................................	21
Item 3	Defaults Upon Senior Securities........................................................................................................................	22
Item 4	Submissions of Matters to a Vote of Security Holders .................................................................................	22
Item 5	Other Information.................................................................................................................................................	22
Item 6	Exhibits and Reports on Form 8-K.....................................................................................................................	22
	Exhibit Index .........................................................................................................................................................	22
	Signatures .............................................................................................................................................................	23

Item 1. Financial Statements
Hudson River Bancorp, Inc.
Consolidated Balance Sheets
(unaudited)
	June 30,	March 31,
(In thousands, except share and per share data)	2004	2004

Assets
Cash and due from banks	$ 58,029	$ 59,184
Money market investments	50,347	50,210
Federal funds sold	263	56,286
Cash and cash equivalents	108,639	165,680

Securities available for sale, at fair value	665,262	650,524
Federal Home Loan Bank of New York (FHLB) stock, at cost	21,744	22,936

Loans	1,698,736	1,665,699
Allowance for loan losses	(40,433)	(40,252)
Net loans	1,658,303	1,625,447

Accrued interest receivable	9,939	9,958
Premises and equipment, net	27,090	27,401
Other real estate owned (OREO) and repossessed property	608	497
Goodwill	65,304	65,304
Other intangible assets, net	4,757	4,981
Other assets	48,117	46,102
Total assets	$2,609,763	$2,618,830

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Savings	$625,142	$617,178
N.O.W. and money market	387,568	381,664
Time deposits	593,108	610,017
Noninterest-bearing	231,631	212,114
Total deposits	1,837,449	1,820,973

Securities sold under agreements to repurchase	15,432	17,578
Short-term FHLB advances	24,900	-
Long-term FHLB borrowings	407,686	458,449
Mortgagors' escrow deposits	12,609	6,381
Other liabilities	26,718	27,672
Total liabilities	2,324,794	2,331,053

Shareholders' Equity:
Preferred stock, $.01 par value, Authorized 5,000,000 shares	-	-
Common stock, $.01 par value, Authorized 40,000,000 shares;
Issued 35,707,500 shares	357	357
Additional paid-in capital	178,949	179,343
Unallocated common stock held by ESOP	(9,763)	(9,763)
Unvested restricted stock awards	(2,957)	(3,121)
Treasury stock, at cost (5,277,284 and 5,376,062 shares)	(29,181)	(30,176)
Retained earnings, substantially restricted	152,480	145,960
Accumulated other comprehensive (loss) income	(4,916)	5,177
Total shareholders' equity	284,969	287,777
Total liabilities and shareholders' equity	$2,609,763	$2,618,830

See accompanying notes to unaudited consolidated interim financial statements.

Hudson River Bancorp, Inc.
Consolidated Income Statements
(unaudited)

	For the Three
	Months Ended June 30,
(In thousands, except per share data)	2004	2003

Interest income:
Loans, including fees	$ 27,402	$ 28,998
Securities available for sale	5,835	3,511
Money market investments	138	-
Federal funds sold	104	945
Federal Home Loan Bank of New York stock	95	275
Total interest income	33,574	33,729

Interest expense:
Deposits	5,291	7,380
Securities sold under agreements to repurchase	51	50
Short-term FHLB advances	7	-
Long-term FHLB borrowings	4,603	4,555
Total interest expense	9,952	11,985

Net interest income	23,622	21,744
Provision for loan losses	900	1,200
Net interest income after
provision for loan losses	22,722	20,544

Other operating income:
Service charges on deposit accounts	2,155	2,068
Net securities transactions	-	47
Insurance commissions	991	1,210
Trust and investment services income	366	253
Mortgage banking and other loan fees	734	1,287
Other income	701	659
Total other operating income	4,947	5,524

Other operating expenses:
Compensation and benefits	8,010	7,617
Occupancy and equipment	2,224	2,635
OREO and repossessed property	(41)	136
Advertising	271	345
Legal and other professional fees	814	682
Other intangible assets amortization	224	269
Other expenses	2,624	2,557
Total other operating expenses	14,126	14,241

Income before tax expense	13,543	11,827
Tax expense	4,708	4,173
Net income	$ 8,835	$ 7,654

Basic earnings per share(1)	$ 0.31	$ 0.27
Diluted earnings per share(1)	$ 0.30	$ 0.27

(1) Per share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004. See accompanying notes to unaudited consolidated interim financial statements.

Hudson River Bancorp, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	June 30,
(In thousands)	2004	2003

Cash flows from operating activities:
Net income	$ 8,835	$ 7,654
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	841	981
Other intangible assets amortization	224	269
Provision for loan losses	900	1,200
Amortization of restricted stock awards	154	183
Net securities transactions	-	(47)
Adjustments of OREO and repossessed property to fair value	129	150
Net gain on sales of OREO and repossessed property	(419)	(350)
Net (gain) loss on sales and disposals of premises and equipment	(98)	80
Net decrease in accrued interest receivable	19	377
Net decrease in other assets	4,714	5,094
Net decrease in other liabilities	(954)	(315)
Net cash provided by operating activities	14,345	15,276

Cash flows from investing activities:
Proceeds from sales of securities available for sale	-	73
Proceeds from maturities, calls and paydowns of securities available for sale	35,131	64,300
Purchase of securities available for sale	(66,691)	(149,058)
Purchase of FHLB stock	(1,044)	-
Redemption of FHLB stock	2,236	35
Net loans made to customers	(34,186)	(1,998)
Proceeds from sales of and payments received on OREO
and repossessed property	609	639
Proceeds from sale of premises and equipment	173	-
Purchases of premises and equipment	(605)	(732)
Net cash used in investing activities	(64,377)	(86,741)

Cash flows from financing activities:
Net increase in deposits	16,476	32,992
Net increase (decrease) in short-term borrowings	22,754	(996)
Repayments of long-term FHLB borrowings	(50,763)	(761)
Net increase in mortgagors' escrow deposits	6,228	5,839
Net proceeds from exercises of stock options	783	120
Dividends paid	(2,315)	(1,865)
Purchases of treasury stock	(172)	(599)
Net cash (used in) provided by financing activities	(7,009)	34,730
Net decrease in cash and cash equivalents	(57,041)	(36,735)
Cash and cash equivalents at beginning of period	165,680	368,169
Cash and cash equivalents at end of period	$ 108,639	$ 331,434

Supplemental cash flow information:
Interest paid	$ 10,296	$ 12,159
Income taxes paid	$ 186	$ 391

Supplemental disclosures of non-cash investing and financing activities:
Loans transferred to OREO and repossessed property	$ 430	$ 529
Adjustment of securities available for sale to fair value, net of tax	$ (10,093)	$ 687

See accompanying notes to unaudited consolidated interim financial statements.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2004.  Operating results for the three month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for a full year or other interim periods.

2.  Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments.  At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax.  Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates.  Comprehensive loss for the three month periods ended June 30, 2004 was $1.3 million and comprehensive income for the three months ended June 30, 2003 was $8.3 million.

                3.  In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur.  FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  FIN No. 46 was effective for all VIEs created after January 31, 2003.  For VIEs created prior to February 1, 2003, FIN No. 46 was to be effective July 1, 2003.  However, the FASB postponed that effective date to December 31, 2003.  In December 2003, the FASB issued a revised FIN No. 46 (FIN No. 46R) which further delayed the effective date until March 31, 2004 for VIEs created prior to February 1, 2003, except for special purpose entities which must adopt either FIN No. 46 or FIN No. 46R as of December 31, 2003.  As of June 30, 2004, the Company has no special purpose entities or other VIEs for which FIN No. 46 or FIN No. 46R must be applied.  These requirements are not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity in future periods.

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

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the three months ended June 30, 2003: dividend yield of 2.16%; expected volatility of 30.07%; risk-free interest rate of 2.19%; and expected life of 3 years.  The weighted-average fair value at the grant date for the options granted during the three months ended June 30, 2003 was $2.32.  There were no option grants during the three months ended June 30, 2004.

                Pro forma disclosures for the Company for the three months ended June 30, 2004 and 2003 utilizing the estimated fair value of all options granted since plan inception and an assumed 5% forfeiture rate (adjusted for actual forfeitures) are as follows:

	For the Three Months Ended June 30,
(In thousands, except per share data)	2004	2003
Net income:	$ 8,835	$ 7,654
As reported
Add: Stock-based compensation expense related to restricted stock awards, included in reported net income, net of related tax effects	92	110
Deduct: Pro forma stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(168)	(278)
Pro forma	$ 8,759	$ 7,486

Basic earnings per share:
As reported (1)	$ 0.31	$ 0.27
Pro forma (1)	0.31	0.27
Diluted earnings per share:
As reported (1)	0.30	0.27
Pro forma (1)	0.30	0.26

(1) Per share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

                Because the Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model, in management’s opinion, does not necessarily provide a reliable single measure of the fair value of its stock options.  In addition, the pro forma effect on reported net income and earnings per share for the three months ended June 30, 2004 and 2003 may not be representative of the pro forma effects on reported net income or earnings per share for future periods.

5. The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three month periods ended June 30, 2004 and 2003.  Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period using the treasury stock method.  Unallocated common shares held by the Company’s Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

	For the Three Months Ended June 30,
(In thousands, except for share and per share data)	2004	2003

Net income	$ 8,835	$ 7,654

Weighted average common shares outstanding (1)	28,336,601	27,995,118
Dilutive effect of potential common shares outstanding:
Stock options (1)	699,267	613,320
Restricted stock awards (1)	207,101	216,564
Weighted average common shares and potential common shares outstanding (1)	29,242,969	28,825,002

Earnings per share amounts:
Basic earnings per share (1)	$ 0.31	$ 0.27
Diluted earnings per share (1)	$ 0.30	$ 0.27

(1) Share and per share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

6. FASB Interpretation No. 45 (“FIN No. 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope.  Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.

                The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under the standby letters of credit totaled $22.0 million at June 30, 2004 and $23.1 million at March 31, 2004 and represent the maximum potential future payments the Company could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.   Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD’s.  The fair value of the Company’s standby letters of credit at June 30, 2004 and March 31, 2004 was insignificant.

7.  The Company maintains a qualified, noncontributory, defined benefit pension plan covering substantially all employees meeting certain eligibility requirements.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with ERISA standards. The Company does not plan to contribute to the defined benefit pension plan in its 2005 fiscal year.  In addition, the Company provides certain postretirement benefits to employees and retirees meeting certain age and time of service requirements.  The medical portion of the plan is contributory, with retiree contributions based on years of service and their retirement date. The funding policy of the plan is to pay claims and/or insurance premiums as they come due.

The components of net periodic pension cost and postretirement benefit income are set forth below:

	For the Three Months Ended June 30,
Pension Cost:	2004	2003

Service cost	$ 253	$ 270
Interest cost	359	363
Expected return on plan assets	(488)	(425)
Net amortization	96	152
Total	$ 220	$ 360

	For the Three Months Ended June 30,
Postretirement Benefit Income:	2004	2003

Service cost	$ -	$ -
Interest cost	5	10
Net amortization	(165)	(163)
Total	$ (165)	$ (153)

ITEM 2:                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

                The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and its subsidiaries, Hudson River Bank & Trust Company (the “Bank”) and C. W. Bostwick, Inc. (“Bostwick”) (combined, the “Company”), during the three months ended June 30, 2004, with comparisons to 2003 as applicable.  The unaudited consolidated interim financial statements and related notes, as well as the 2004 Annual Report on Form 10-K, should be read in conjunction with this review.  Amounts in prior periods’ consolidated financial statements are reclassified whenever necessary to conform to the current period’s presentation.

                The Company’s primary market area, with 49 full-service branches as of June 30, 2004, is the Capital District region of New York State.  The Company has been, and, subject to the pending merger noted below, intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company’s principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities.  The financial condition and operating results of the Company are dependent on its net interest income, which is the difference between the interest income earned on its assets and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings.  Net income of the Company is also affected by provisions for loan losses and other operating income, such as fees on deposit related services and insurance commissions; it is also impacted by other operating expenses, such as compensation and benefits, occupancy and equipment expenses, and federal and state income taxes.

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

OVERVIEW

                The Company earned net income for the three months ended June 30, 2004 of $8.8 million, or $0.30 diluted earnings per share, up $1.2 million from the $7.7 million, or $0.27 diluted earnings per share, earned during the three months ended June 30, 2003.  Per share information has been restated to give effect to the 2-for-1 stock split which was effective January 15, 2004.  The increase in net income was a result of higher net interest income, lower other operating expenses, and lower provision for loan losses, partially offset by a decrease in other operating income and an increase in tax expense.  For the three months ended June 30, 2004, the Company’s return on average assets was 1.36%, up from 1.23% for the same period in 2003.   The Company’s return on average equity for the three months ended June 30, 2004 was 12.36%, up from 11.71% in 2003.  The Company’s return on average tangible equity for the three months ended June 30, 2004 was 16.36%, up from 16.06% for the same period in 2003.  See Table A, “Financial Highlights”.

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

Earning Assets

                Total average earning assets increased to $2.4 billion for the three months ended June 30, 2004, up from $2.3 billion for the same period in 2003.  Interest income for the three months ended June 30, 2004 was $33.6 million, down slightly from $33.7 million for the three months ended June 30, 2003.  Lower yields on earning assets were the primary reason for the decrease, coupled with the prepayment of higher yielding loans.  The proceeds from these loans, as well as Federal funds sold, were reinvested in lower yielding securities available for sale, and to a lesser extent, reinvested in loans.  The yield on earning assets declined from 5.80% for the three months ended June 30, 2003 to 5.52% for the same period in 2004.  The decline in the yield on earning assets was primarily due to the declining rate environment in the marketplace and the larger amount of lower yielding securities available for sale held during the quarter.  Earning assets were $2.4 billion at both June 30, 2004 and March 31, 2004.

Loans

                The average balance of loans increased to $1.7 billion for the three months ended June 30, 2004, up $45.8 million from the $1.6 billion average for the same period in the prior year.  The yield on loans for the quarter decreased 60 basis points, from 7.14% in 2003 to 6.54% in 2004.  The increase in balance and the decrease in yield is attributed to the impact of a decrease in market interest rates during the past twelve months.  These market rate decreases have resulted in increases in prepayments of higher rate loans, and the addition of new loans, generally originated at lower rates relative to the Company’s loan portfolio.  Interest income on loans for the three months ended June 30, 2004 decreased to $27.4 million from $29.0 million for the same period in 2003.  The increase in average balances for the quarter resulted in an $818 thousand increase in interest income earned on loans.  Additionally, lower rates resulted in a $2.4 million decrease in interest income earned for the quarter ended June 30, 2004 compared to the same period in the prior year.

                Total loans were $1.7 billion at both June 30, 2004 and March 31, 2004.  Loans secured by residential real estate increased $25.3 million to $977.3 million or 57.5% of total loans at June 30, 2004, up from $952.0 million, or 57.2% of total loans at March 31, 2004.  Loans secured by commercial real estate increased from $427.2 million, or 25.6% of total loans at March 31, 2004, to $434.2 million, or 25.6% of total loans at June 30, 2004.  Commercial loans increased to $127.1 million at June 30, 2004, up $1.1 million from the $125.9 million at March 31, 2004.  Financed insurance premiums increased $2.5 million to $50.3 million at June 30, 2004 from $47.8 million at March 31, 2004.  These increases were offset by a decrease of $1.7 million in consumer loans to $19.6 million at June 30, 2004, and a decrease of $1.8 million in manufactured housing loans to $51.1 million at June 30, 2004.  Management intends to continue to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending.  See Table D, “Loan Portfolio Analysis”.

Securities

                The average balance of securities available for sale (“securities”) increased $254.9 million to $643.4 million for the three months ended June 30, 2004, up from $388.5 million for the three months ended June 30, 2003.  This increase is attributed primarily to the reinvestment of Federal funds sold into securities.  Interest income earned on securities was $5.8 million for the three months ended June 30, 2004, up $2.3 million from the $3.5 million earned in the three months ended June 30, 2003.  The increase in average balances for the quarter was the primary reason for the increase in interest income as the yield on securities remained virtually flat at 3.64% for the quarter ended June 2004, up from 3.63% in the same period last year.

                Securities at June 30, 2004 were $665.3 million, up $14.7 million from the $650.5 million the Company held as of March 31, 2004.  The increase was due to the aforementioned reinvestment of Federal funds sold into securities, offset slightly by sales, maturities, calls and paydowns of securities and a decline in market values of securities due to higher interest rates during the quarter.

Federal Funds Sold and Money Market Investments

                The average balance of Federal funds sold and money market investments totaling $92.8 million for the three months ended June 30, 2004 generated $242 thousand in interest income for the quarter.  The average balance was down $206.0 million from the $298.8 million reported for the three months ended June 30, 2003, and resulted in a $703 thousand decrease in interest earned due to lower average balances and rates earned.  The decrease in the average balance of Federal funds sold and money market investments is a result of reinvesting the funds into securities available for sale as well as the increased demand for loans.  At June 30, 2004, Federal funds sold and money market investments amounted to $50.6 million, down $55.9 million from the $106.5 million at March 31, 2004.

Funding Sources

                The Company utilizes traditional deposit products such as time, savings, and N.O.W. and money market deposits as its primary source for funding.  Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  Interest-bearing liabilities at June 30, 2004 and March 31, 2004 were $2.1 billion.  The average balance of interest-bearing liabilities increased $49.2 million to $2.1 billion for the three months ended June 30, 2004 from $2.0 billion for the three months ended June 30, 2003.  The increase in average balances is attributed to increases in the average balances of savings and N.O.W. and money market accounts, as well as an increase in long-term FHLB borrowings.  Long-term FHLB borrowings are partially offset by calls, maturities and scheduled repayments of long-term FHLB borrowings.  The decline in the Company’s time deposit average balances from $668.8 million for the three months ended June 30, 2003 to $599.8 million for the same period in 2004 also partially offset the increase in interest-bearing liabilities.  Interest expense for the three months ended June 30, 2004 was $10.0 million, down $2.0 million from the same period in 2003.  A decline in the average rate paid from 2.38% to 1.92%, resulted in the overall decrease in interest expense for the three month period ended June 30, 2004.

Deposits

                The average balance of savings accounts increased $35.9 million to $622.8 million for the three months ended June 30, 2004, up from $587.0 million for the same period in 2003.  Average rates paid on savings accounts declined from 1.34% for the three months ended June 30, 2003 to 0.81% for the three months ended June 30, 2004.  The fluctuation in average balance can be primarily attributed to depositors placing money in liquid accounts due to the low rates offered on time deposit accounts and anxieties with the stock market. The decrease in rates paid on savings accounts is attributed to the decrease in market rates over the past twelve months.  Interest expense on savings accounts decreased from $2.0 million for the quarter ended June 30, 2003 to $1.3 million for the quarter ended June 30, 2004.  The increase in interest expense as a result of the increase in the average balance of savings accounts was more than offset by a decrease in interest expense due to the decline in the rates paid on these deposits.

                Interest expense on N.O.W. and money market accounts decreased from $838 thousand for the three months ended June 30, 2003 to $610 thousand for the same period in 2004.  The average balance of N.O.W. and money market accounts increased to $389.7 million in 2004 from $358.9 million for the three month period ended June 30, 2003.  The impact of higher average balances on interest expense was offset by the decline in rates paid on N.O.W. and money market accounts.  Average rates paid declined from 0.94% for the three months ended June 30, 2003, to 0.63% for 2004 due to lower market interest rates.

                The average balance of time deposits decreased from $668.8 million for the three months ended June 30, 2003 to $599.8 million for the three months ended June 30, 2004.  Interest expense on time deposits decreased $1.2 million for the three months ended June 30, 2004 from the comparable period in 2003.  Average rates paid on time deposits of 2.25% for the three months ended June 30, 2004 were down from 2.72% in 2003.  The combined effect of lower rates paid and lower average balances resulted in the decrease in interest expense in 2004.

Total deposits were $1.8 billion at both June 30, 2004 and March 31, 2004.  Noninterest-bearing deposits increased from $212.1 million at March 31, 2004 to $231.6 million at June 30, 2004.  Increases were generally the result of the Company’s continued focus on commercial services, including commercial deposits, and general economic conditions which resulted in more customers moving funds from time deposits to demand accounts and other savings products.

Short-term FHLB Advances and Long-term FHLB Borrowings

                During the quarter ended June 30, 2004, the average balance of short-term FHLB advances was $2.3 million.  The Company had no short-term FHLB advances during the same quarter last year.  The average balance of long-term FHLB borrowings was $435.4 million for the three months ended June 30, 2004, an increase of $49.3 million from the $386.1 million during the three months ended June 30, 2003.  The increase in this category was primarily attributed to the Company taking advantage of opportunities to enhance its interest rate risk profile by adding long-term FHLB borrowings at historically low rates during the past 12 months.  The addition of long-term FHLB borrowings were partially offset by calls, maturities and scheduled repayment of borrowings.

The Company had $24.9 million of short-term FHLB advances at June 30, 2004 and none at March 31, 2004.  The increase is related to the need to fund the increase in loan demand as well as the increase in the securities available for sale portfolio.  Long-term FHLB borrowings were $407.7 million at June 30, 2004, down from $458.4 million at March 31, 2004.  The decrease in this category as mentioned previously, was primarily attributed to the calls and repayments of borrowings.  The interest rates on the long-term borrowings are generally fixed with maturities ranging from two months to eight years, with call options ranging from one month to two years.

Net Interest Income

Net interest income for the three months ended June 30, 2004 was $23.6 million, up from $21.7 million for the three months ended June 30, 2003.  The increase was the result of an increase in the average balances of securities available for sale and loans, and lower rates paid on average interest-bearing liabilities, offset in part by lower rates earned on interest-bearing assets and a reduction in the average balance of lower-yielding Federal funds sold.  As a result of these volume and rate fluctuations, the Company’s net interest margin for the three months ended June 30, 2004 was 3.89%, up from 3.74% for the three months ended June 30, 2003.  See Table B, “Average Balances, Interest and Yields” and Table C, “Volume and Rate Analysis”.

Noninterest Sensitive Assets and Liabilities

                Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill, other intangible assets, and other assets.  Total noninterest sensitive assets amounted to $155.8 million at June 30, 2004, up $1.6 million from the March 31, 2004 level.

                Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities.  Noninterest-bearing deposits increased from $212.1 million at March 31, 2004 to $231.6 million at June 30, 2004.  This increase is a result of the growth in the Company’s commercial accounts, which are generally noninterest-bearing.  There were no significant changes in the level of other liabilities during the three months ended June 30, 2004.

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

                Total nonperforming assets at June 30, 2004 were $18.3 million or 0.70% of total assets, down from $19.6 million or 0.75% of total assets at March 31, 2004.  Nonperforming loans at June 30, 2004 decreased $1.4 million from March 31, 2004.  This decrease is primarily a function of decreases of nonaccrual residential real estate, commercial real estate and commercial loans of $242 thousand, $292 thousand, and $1.8 million respectively, partially offset by an increase of $925 thousand in financed insurance premium nonaccruals.  The decrease in commercial loan nonaccruals is primarily attributed to the settlement of one commercial customer with loans totaling $1.4 million.

                As of June 30, 2004, there were $23.6 million of other loans not included in the category of nonperfoming loans where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

Allowance and Provision for Loan Losses

                The allowance for loan losses at June 30, 2004 was $40.4 million, up from $40.3 million at March 31, 2004.  The allowance as a percentage of nonperforming loans increased from 210.9% at March 31, 2004 to 228.9% at June 30, 2004. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company’s loan portfolio and growth in the loan portfolio.  Reductions in the balances of adversely rated commercial and commercial real estate loans during the three months ended June 30, 2004, partially offset by increases in the outstanding balances of commercial real estate and commercial loans during the quarter ended June 30, 2004, resulted in lower reserves allocated to these loan categories by management.  Decreases in the outstanding balances of manufactured housing loans and consumer loans resulted in reduced amounts of general reserves allocated to these loan types, while increases in the outstanding balances of residential real estate loans resulted in higher levels of general reserves allocated to this loan type.  The increases in outstanding financed insurance premiums and related nonaccruals resulted in higher amounts of the allowance allocated to this loan category.  At June 30, 2004, the balance of the allowance for loan losses is management’s best estimate of probable loan losses existing in the loan portfolio.  Net charge-offs for the three months ended June 30, 2004 were $719 thousand, up slightly from $622 thousand for the same period in 2003.

As a result of management’s analysis of the risk characteristics of the loan portfolio, as well as the trends and levels of nonperforming and other delinquent loans and general economic uncertainty, a provision for loan losses of $900 thousand and $1.2 million for the three months ended June 30, 2004 and 2003, respectively, was recorded.  The provision as a percentage of average loans declined from 0.30% for the three months ended June 30, 2003 to 0.21% in 2004.  The decline is primarily a result of the decrease in the provision charged to operations as well as the increase in the average balance of loans outstanding.  The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans.  Net charge-offs, risk elements of the Company’s loan portfolio, economic conditions in the Company’s market area, nonperforming loan balances and loan portfolio growth are the primary factors which are considered in determining the level of the Company’s allowance and provision for loan losses.   See Table E, “Non-Performing Assets” and Table F, “Loan Loss Experience”.

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

                Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive as of June 30, 2004.  As a result, rising interest rates projected over a 12 month horizon are estimated to have a positive effect on net interest income; conversely, falling interest rates projected over the same 12-month horizon are estimated to have a negative effect on net interest income.  The Company’s interest rate sensitivity has not significantly changed since March 31, 2004.  Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income.  The Company’s purchases of securities, retention or sale of fixed rate loan products, utilization of longer term borrowings, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk.  Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

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

                The Company’s cash inflows result primarily from loan repayments; sales, maturities, principal payments, and calls of securities; new deposits; and borrowings from the Federal Home Loan Bank of New York.  The Company’s cash outflows consist of new loan originations; security purchases; deposit withdrawals; repayments of borrowings; operating expenses; and treasury stock purchases.  Net cash outflows from investing activities, primarily consisting of net loans made to customers and purchases of securities partially offset by maturities and calls of securities, were $64.4 million in the three months ended June 30, 2004, as compared to $86.7 million for the same period in 2003.  The net cash outflow from financing activities, primarily consisting of repayments of long-term FHLB borrowings offset in part by increases in deposits and short-term FHLB advances, was $7.0 million in the three months ended June 30, 2004.  In the three months ended June 30, 2003, financing activities provided net cash amounting to $34.7 million primarily from a growth in deposits.   Management closely monitors the timing of cash inflows and outflows although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows.  The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings.  Management believes that the level of the Company’s liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

                Management prepares monthly calculations of both short-term and long-term liquidity.  The Company defines short-term liquidity as the ability to meet its cash requirements over a 30-day period.  Factors considered in assessing short-term liquidity are maturities of long-term borrowings and time deposits, repayment of short-term borrowings, funding of outstanding loan commitments, and estimated customer deposit withdrawals; offset by short-term investments held by the Company, estimated loan repayments by customers and the balance of securities available for sale.  Long-term liquidity includes all of the factors used in short-term liquidity, as well as additional cash flows from funds available from outstanding borrowing lines of credit and other funding sources.  The excess of the estimated sources of funds in the short-term or long-term over the estimated uses of funds over the same time periods represents the Company’s liquidity.  As a result of the level of the Company’s cash and cash equivalents as of June 30, 2004, access to FHLB funding, and continued expectations of customer loan repayments, the Company’s short-term and long-term liquidity ratios are higher than the required levels outlined in the Company’s liquidity policy.

CAPITAL RESOURCES

Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a “well-capitalized” institution in accordance with regulatory standards.  Total equity was $285.0 million at June 30, 2004 or 10.92% of total assets on that date.  As of March 31, 2004, total equity was $287.8 million or 10.99% of total assets.  Ratios of tangible equity to tangible assets were 8.46% and 8.53% as of June 30, 2004 and March 31, 2004, respectively.  As of June 30, 2004, the Company and the Bank exceeded all of its regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES

                Total other operating income was $4.9 million for the three months ended June 30, 2004, down from the $5.5 million earned for the same period in 2003.  Other operating income is composed primarily of service charges on deposit accounts, insurance commissions, trust and investment services income, mortgage banking and other loan fees, and other income.  Income from service charges on deposit accounts increased from $2.1 million in 2003 to $2.2 million in 2004, primarily as a result of an increase in the number of core deposit accounts as well as an increase in debit card fee income.

Income from insurance commissions from the Company’s insurance agency subsidiary (Bostwick) decreased $219 thousand to $991 thousand for the quarter ended June 30, 2004 from the $1.2 million earned for the same period in 2003 due to softening market conditions in private passenger auto and main street commercial insurance.  Income from trust and investment services was $366 thousand for the quarter ended June 30, 2004, up $113 thousand from 2003 due partly to higher market activity and values during 2004.

Income from mortgage banking and other loan fees was $734 thousand for the quarter ended June 30, 2004, as compared to $1.3 million for the same period in 2003.  The decline in this category is a result of the slow-down in the mortgage refinancing activity that was very active during 2003 as mortgage interest rates hit record lows.

                Total other operating expenses were $14.1 million for the three months ended June 30, 2004, down $115 thousand from the same period in 2003. This decrease was due to lower expenses in occupancy and equipment, partially offset by an increase in compensation and benefits and legal and other professional fees.

                Occupancy and equipment expense for the three months ended June 30, 2004 was $2.2 million, down $411 thousand from the $2.6 million for the same period in the prior year.  These expenses were lower primarily due to reductions in costs associated with the consolidation of two branch locations during the 2004 fiscal year into existing offices in the same market area.

                Compensation and benefits were $8.0 million for the three months ended June 30, 2004, up from $7.6 million during the same period in 2003.  The increase in 2004 from 2003 can be generally attributed to an increase in costs related to the Company’s ESOP, which is related to the average price of the Company’s stock.

Legal and other professional fees increased from $682 thousand during the three months ended June 30, 2003 to $814 thousand during the same period in 2004.  The increase can be attributed to $500 thousand of nonrecurring expenses in 2004 resulting from the Company’s pending merger with First Niagara, offset by a decrease in tax consulting expenses incurred in 2003.

TAX EXPENSE

Tax expense increased from $4.2 million for the three months ended June 30, 2003 to $4.7 million for the comparable period in 2004.  The increase is primarily the result of higher income before tax expense.

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

Table A. Financial Highlights
	For the Three Months Ended		For the Years Ended
	June 30,		March 31,
	2004	2003	2004	2003
Financial Ratios
Basic earnings per share(1)	$ 0.31	$ 0.27	$ 1.14	$ 1.01
Diluted earnings per share(1)	0.30	0.27	1.10	0.97
Return on average assets(2)	1.36%	1.23%	1.25%	1.12%
Return on average equity(2)	12.36	11.71	11.81	11.33
Return on average tangible equity(2)	16.36	16.06	16.02	16.00
Dividend payout ratio	26.20	24.37	26.61	24.04
Net interest rate spread(2)	3.60	3.42	3.41	3.73
Net interest margin(2)	3.89	3.74	3.71	4.09
Efficiency ratio(3)	47.05	50.83	50.39	53.05
Expense ratio(2)(3)	2.06	2.22	2.17	2.40

	At Period Ended
	June 30,	March 31,
	2004	2004	2003
Share Information(1)
Book value per share	$ 10.03	$ 10.17	$ 9.22
Book value per share, including unallocated
ESOP shares and unvested RRP shares	9.36	9.49	8.51
Tangible book value per share	7.57	7.68	6.67
Tangible book value per share, including unallocated
ESOP shares and unvested RRP shares	7.06	7.17	6.16
Closing market price	17.07	20.60	11.49

Capital Ratios
Equity to total assets	10.92%	10.99%	10.35%
Tangible equity to tangible assets	8.46	8.53	7.71

Asset Quality Ratios
Nonperforming loans to total loans	1.04	1.15	1.22
Nonperforming assets to total assets	0.70	0.75	0.84
Allowance for loan losses to:
Loans	2.38	2.42	2.32
Nonperforming loans	228.93	210.89	189.95

(1) Share and per share data has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.
(2) Annualized for the three month periods.
(3) Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, and other intangible assets amortization for each period. June 30, 2004 ratio excludes pre-tax merger related expenses.

Table B. Average Balances, Interest, and Yields
	Three Months Ended June 30,
		2004			2003
	Average		Average	Average		Average
(Dollars in thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Earning assets
Money market investments	$ 50,257	$ 138	1.10%	$ -	$ -	-
Federal funds sold	42,518	104	0.98	298,801	945	1.27
Securities available for sale (1)	643,409	5,835	3.64	388,501	3,511	3.63
Federal Home Loan Bank of New York stock	22,233	95	1.71	19,316	275	5.73
Loans (2)	1,679,627	27,402	6.54	1,633,800	28,998	7.14
Total earning assets	2,438,044	33,574	5.52%	2,340,418	33,729	5.80%

Cash and due from banks	59,072			55,446
Allowance for loan losses	(40,277)			(38,512)
Other nonearning assets	154,978			150,423
Total assets	$2,611,817			$2,507,775

Interest-bearing liabilities
Savings accounts	$ 622,812	$ 1,261	0.81%	$ 586,960	$ 1,962	1.34%
N.O.W. and money market accounts	389,709	610	0.63	358,934	838	0.94
Time deposit accounts	599,785	3,370	2.25	668,777	4,529	2.72
Mortgagors' escrow deposits	9,431	50	2.13	9,193	51	2.23
Securities sold under agreements to repurchase	17,021	51	1.20	17,282	50	1.16
Short-term FHLB advances	2,315	7	1.21	-	-	-
Long-term FHLB borrowings	435,431	4,603	4.24	386,143	4,555	4.74
Total interest-bearing liabilities	2,076,504	9,952	1.92%	2,027,289	11,985	2.38%

Noninterest-bearing deposits	222,616			191,814
Other noninterest-bearing liabilities	26,005			25,736
Shareholders' equity	286,692			262,936
Total liabilities and shareholders' equity	$ 2,611,817			$ 2,507,775

Net interest income		$ 23,622			$ 21,744

Net interest spread			3.60%			3.42%

Net interest margin			3.89%			3.74%

(1) Average balances include fair value adjustment.
(2) Average balances include nonaccrual loans.

Table C. Volume and Rate Analysis

	Three Months Ended
	June 30,
	2004 vs 2003
	Due To	Due To	Net
(In thousands)	Volume	Rate	Change

Interest income
Money market investments	$ 138	$ -	$ 138
Federal funds sold	(664)	(177)	(841)
Securities available for sale	2,321	3	2,324
Federal Home Loan Bank of New York stock	37	(217)	(180)
Loans	818	(2,414)	(1,596)
Total interest income	2,650	(2,805)	(155)

Interest expense
Savings accounts	$ 115	$ (816)	$ (701)
N.O.W. and money market accounts	68	(296)	(228)
Time deposit accounts	(434)	(725)	(1,159)
Mortgagors' escrow deposits	1	(2)	(1)
Securities sold under agreements to repurchase	(1)	2	1
Short-term FHLB advances	7	-	7
Long-term FHLB borrowings	556	(508)	48
Total interest expense	312	(2,345)	(2,033)

Net interest income	$ 2,338	$ (460)	$ 1,878

Note: Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

Table D. Loan Portfolio Analysis

	June 30,		March 31,
(Dollars in thousands)	2004		2004		2003
	Amount	%	Amount	%	Amount	%

Loans secured by real estate:
Residential	$ 977,264	57.5%	$ 951,999	57.2%	$ 968,923	58.8%
Commercial	434,224	25.6	427,166	25.6	410,604	24.9
Construction	34,232	2.0	33,947	2.0	21,615	1.3
Total loans secured by real estate	$1,445,720	85.1%	$1,413,112	84.8%	$1,401,142	85.0%

Other loans:
Manufactured housing	$ 51,064	3.0%	$ 52,816	3.2%	$ 60,610	3.7%
Commercial	127,079	7.5	125,943	7.5	112,905	6.8
Financed insurance premiums	50,275	2.9	47,761	2.9	41,159	2.5
Consumer	19,608	1.2	21,262	1.3	29,114	1.8
Total other loans	$ 248,026	14.6%	$ 247,782	14.9%	$ 243,788	14.8%

Unearned discount, net deferred loan
origination fees and costs, and
purchase accounting adjustments	4,990	0.3	4,805	0.3	4,156	0.2
Total loans	$1,698,736	100.0%	$1,665,699	100.0%	$1,649,086	100.0%
Allowance for loan losses	(40,433)		(40,252)		(38,276)
Net loans	$1,658,303		$1,625,447		$1,610,810

Table E. Nonperforming Assets

	June 30,	March 31,
(In thousands)	2004	2004	2003

Nonaccruing loans
Residential real estate	$ 4,203	$ 4,445	$ 5,836
Commercial real estate	7,448	7,740	7,572
Commercial loans	398	2,215	309
Manufactured housing	1,701	1,703	1,932
Financed insurance premiums	3,781	2,856	4,057
Consumer	131	128	445
Total nonaccruing loans	$ 17,662	$ 19,087	$ 20,151

Foreclosed and repossessed property
Residential real estate	$ 212	$ 108	$ 164
Commercial real estate	-	-	-
Repossessed property	396	389	670
Total foreclosed and repossessed property	$ 608	$ 497	$ 834

Total nonperforming assets	$ 18,270	$ 19,584	$ 20,985
Allowance for loan losses	$ 40,433	$ 40,252	$ 38,276

Allowance to nonperforming loans	228.93%	210.89%	189.95%
Nonperforming assets to total assets	0.70%	0.75%	0.84%
Nonperforming loans to total loans	1.04%	1.15%	1.22%

Table F. Loan Loss Experience

	Three Months Ended		Years Ended
(In thousands)	June 30,		March 31,
	2004	2003	2004	2003

Loans outstanding (end of period)	$1,698,736	$1,649,933	$1,665,699	$1,649,086

Average loans outstanding (period to date)	$1,679,627	$1,633,800	$1,632,233	$1,803,606

Allowance for loan losses at beginning of period	$ 40,252	$ 38,276	$ 38,276	$ 36,572

Loan charge-offs:

Residential real estate	(22)	(67)	(269)	(310)

Commercial real estate	(264)	(12)	(75)	(1,400)

Commercial loans	(80)	(16)	(149)	(1,418)

Manufactured housing	(263)	(369)	(1,202)	(1,448)

Consumer	(72)	(278)	(727)	(490)

Financed insurance premiums	(168)	(139)	(1,414)	(1,052)

Total charge-offs	(869)	(881)	(3,836)	(6,118)

Loan recoveries:

Residential real estate	14	73	153	37

Commercial real estate	40	6	198	801

Commercial loans	7	24	82	330

Manufactured housing	20	46	184	145

Consumer	24	21	111	118

Financed insurance premiums	45	89	284	391

Total recoveries	150	259	1,012	1,822

Loan charge-offs, net of recoveries	(719)	(622)	(2,824)	(4,296)

Provision charged to operations	900	1,200	4,800	6,000

Allowance for loan losses at end of period	$40,433	$38,854	$40,252	$38,276

Ratio of net charge-offs to average loans
outstanding (annualized)	0.17%	0.15%	0.17%	0.24%

Provision to average loans outstanding (annualized)	0.21%	0.30%	0.29%	0.33%

Allowance to loans outstanding	2.38%	2.35%	2.42%	2.32%

ITEM 3:                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See detailed discussion of market risk within the Risk Management section of Management’s Discussion and Analysis included in Item 2 of this Form 10-Q.

ITEM 4: CONTROLS AND PROCEDURES

                An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2004, was carried out under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

HUDSON RIVER BANCORP, INC.

PART II-  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                                                None

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table discloses information regarding the open-market purchases of HRBT stock made by the Company during the quarter ended June 30, 2004 in accordance with Rule 10b-18 under the Securities Exchange Act of 1934:

			Total Number
			of shares	Maximum Number
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased (1)	Per Share	Plans	the Plans or Programs (2)

April 1 -
April 30, 2004	N/A	$ -	N/A	3,023,234

May 1 -
May 31, 2004	N/A	$ -	N/A	3,023,234

June 1 -
June 30, 2004	10,000	$ 17.18	N/A	3,023,234

Total	10,000	$ 17.18	N/A	3,023,234

(1) During the period April 1, 2004 through June 30, 2004 shares were purchased in conjunction with the exercise of stock options under the Company’s 1998 Stock Option and Incentive Plan, as amended.

(2) In June 2003 the Company announced that its Board of Directors had approved a plan to repurchase approximately 10% of its outstanding common stock in open market purchases.  The timing, volume, and price of shares purchases under the plan are at the discretion of the Company as market conditions warrant.  There is no expiration date for this repurchase plan.  At the current time, the Company does not intend on making any purchases under this plan as a result of its recently announced merger with First Niagara Financial Group.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                                None

ITEM 5:  OTHER INFORMATION

                                                None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

31.1   Certification of Chief Executive Officer, as adopted pursuant to rule 13(a)-14(a)

31.2   Certification of Chief Financial Officer, as adopted pursuant to rule 13(a)-14(a)

32       Section 1350 certification

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

                                                                                    HUDSON RIVER BANCORP, INC.

                August 9, 2004                                                         /s/ Carl A. Florio

        Date                                                                    Carl A. Florio, Director, President and

                                                                                                    Chief Executive Officer (Principal

                                                                                                    Executive and Operating Officer)

                August 9, 2004                                                         /s/ Timothy E. Blow

        Date                                                                    Timothy E. Blow, Chief Financial

                                                                                                    Officer (Principal Financial and

                                                                                                    Accounting Officer)

EXHIBIT 31.1

                                                    CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Carl A. Florio, certify that:

1.             I have reviewed this quarterly report on Form 10‑Q of Hudson River Bancorp, Inc.;

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

Date: August 9, 2004                                                                           By:          /s/ Carl A. Florio

Carl A. Florio

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 31.2

                                                    CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Timothy E. Blow, certify that:

1.             I have reviewed this quarterly report on Form 10‑Q of Hudson River Bancorp, Inc.;

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

Date: August 9, 2004                                                                           By:    /s/ Timothy E. Blow

Timothy E. Blow

Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT 32

                                                                         SECTION 1350 CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Hudson River Bancorp, Inc. (the "Registrant") that the Quarterly Report of the Registrant on Form 10-Q for the period ended June 30, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the consolidated financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

Date: August 9, 2004                                                                           /s/ Carl A. Florio

Carl A. Florio

Chief Executive Officer

Date: August 9, 2004                                                                           /s/ Timothy E. Blow

Timothy E. Blow

 Chief Financial Officer

(Principal Financial and Accounting Officer)

