Form 10-Q
period 2004-09-30
HUDSON RIVER BANCORP INC
filed 2004-11-09
CIK 1057007

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

                As of November 3, 2004 there were issued and outstanding 30,602,549 shares of the Registrant's Common Stock.

HUDSON RIVER BANCORP, INC.

FORM 10-Q

INDEX

		Page
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements (unaudited):
	Consolidated Balance Sheets at September 30, 2004 and March 31, 2004 ...........................................	3
	Consolidated Income Statements for the three and six months ended September 30, 2004 and 2003	4
	Consolidated Statements of Cash Flows for the six months ended September 30, 2004 and 2003 ....	5
	Notes to Unaudited Consolidated Interim Financial Statements ............................................................	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations ................	10
Item 3	Quantitative and Qualitative Disclosures about Market Risk ......................................................................	26
Item 4	Controls and Procedures ....................................................................................................................................	26

PART II	OTHER INFORMATION
Item 1	Legal Proceedings................................................................................................................................................	27
Item 2	Unregistered Sales of Equity Securities & Use of Proceeds .........................................................................	27
Item 3	Defaults Upon Senior Securities........................................................................................................................	27
Item 4	Submissions of Matters to a Vote of Security Holders .................................................................................	28
Item 5	Other Information.................................................................................................................................................	28
Item 6	Exhibits ..................................................................................................................................................................	28
	Exhibit Index .........................................................................................................................................................	28
	Signatures .............................................................................................................................................................	29

Item 1. Financial Statements
Hudson River Bancorp, Inc. Consolidated Balance Sheets (unaudited)
	September 30,	March 31,
(In thousands, except share and per share data)	2004	2004

Assets
Cash and due from banks	$ 46,048	$ 59,184
Money market investments	-	50,210
Federal funds sold	-	56,286
Cash and cash equivalents	46,048	165,680

Securities available for sale, at fair value	645,278	650,524
Federal Home Loan Bank of New York (FHLB) stock, at cost	19,427	22,936

Loans	1,714,039	1,665,699
Allowance for loan losses	(40,166)	(40,252)
Net loans	1,673,873	1,625,447

Accrued interest receivable	10,633	9,958
Premises and equipment, net	27,507	27,401
Other real estate owned (OREO) and repossessed property	443	497
Goodwill	65,304	65,304
Other intangible assets, net	4,534	4,981
Other assets	46,221	46,102
Total assets	$ 2,539,268	$ 2,618,830

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Savings	610,931	617,178
N.O.W. and money market	390,471	381,664
Time deposits	576,020	610,017
Noninterest-bearing	234,457	212,114
Total deposits	1,811,879	1,820,973

Securities sold under agreements to repurchase	14,629	17,578
Short-term FHLB advances	8,400	-
Long-term FHLB borrowings	376,909	458,449
Mortgagors' escrow deposits	4,195	6,381
Other liabilities	28,345	27,672
Total liabilities	2,244,357	2,331,053

Shareholders' Equity:
Preferred stock, $.01 par value, Authorized 5,000,000 shares; none issued	-	-
Common stock, $.01 par value, Authorized 40,000,000 shares;
Issued 35,707,500 shares	357	357
Additional paid-in capital	178,989	179,343
Unallocated common stock held by ESOP	(9,763)	(9,763)
Unvested restricted stock awards	(2,803)	(3,121)
Treasury stock, at cost (5,261,609 and 5,376,062 shares)	(29,108)	(30,176)
Retained earnings, substantially restricted	157,600	145,960
Accumulated other comprehensive (loss) income	(361)	5,177
Total shareholders' equity	294,911	287,777

Total liabilities and shareholders' equity	$ 2,539,268	$ 2,618,830

See accompanying notes to unaudited consolidated interim financial statements.

Hudson River Bancorp, Inc. Consolidated Income Statements (unaudited)

	For the Three		For the Six
	Months Ended September 30,		Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003

Interest income:
Loans, including fees	$ 27,868	$ 27,909	$ 55,270	$ 56,907
Securities available for sale	5,968	3,884	11,803	7,395
Money market investments	8	-	146	-
Federal funds sold	47	615	151	1,560
Federal Home Loan Bank of New York stock	121	-	216	275
Total interest income	34,012	32,408	67,586	66,137

Interest expense:
Deposits	5,173	6,754	10,464	14,134
Securities sold under agreements to repurchase	66	48	117	98
Short-term FHLB advances	13	-	20	-
Long-term FHLB borrowings	4,191	4,516	8,794	9,071
Total interest expense	9,443	11,318	19,395	23,303

Net interest income	24,569	21,090	48,191	42,834
Provision for loan losses	900	1,200	1,800	2,400
Net interest income after
provision for loan losses	23,669	19,890	46,391	40,434

Other operating income:
Service charges on deposit accounts	2,292	2,083	4,447	4,151
Net securities transactions	144	-	144	47
Insurance commissions	1,121	983	2,112	2,193
Trust and investment services income	329	237	695	490
Mortgage banking and other loan fees	866	1,727	1,600	3,014
Other income	439	689	1,140	1,348
Total other operating income	5,191	5,719	10,138	11,243

Other operating expenses:
Compensation and benefits	7,976	7,833	15,986	15,450
Occupancy and equipment	2,182	2,476	4,406	5,111
OREO and repossessed property	11	(203)	(30)	(67)
Advertising	367	286	638	631
Legal and other professional fees	288	427	602	1,109
Merger related expenses	1,778	-	2,278	-
Intangible assets amortization	223	273	447	542
Other expenses	2,559	2,625	5,183	5,182
Total other operating expenses	15,384	13,717	29,510	27,958

Income before tax expense	13,476	11,892	27,019	23,719
Tax expense	5,743	3,971	10,451	8,144
Net income	$ 7,733	$ 7,921	$ 16,568	$ 15,575

Basic earnings per share (1)	$ 0.27	$ 0.28	$ 0.58	$ 0.56

Diluted earnings per share (1)	$ 0.26	$ 0.27	$ 0.57	$ 0.54

(1) Per share data for 2003 has been restated to give effect to a 2-for-1 stock split effective January 15, 2004. See accompanying notes to unaudited consolidated interim financial statements.

Hudson River Bancorp, Inc. Consolidated Statements of Cash Flows (unaudited)
	For the Six Months Ended
	September 30,
(In thousands)	2004	2003

Cash flows from operating activities:
Net income	$ 16,568	$ 15,575
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,592	1,935
Intangible assets amortization	447	542
Provision for loan losses	1,800	2,400
Amortization of restricted stock awards	308	360
Net securities transactions	(144)	(47)
Adjustments of OREO and repossessed property to fair value	205	301
Net gain on sales of OREO and repossessed property	(693)	(852)
Net (gain) loss on sales and disposals of premises and equipment	(31)	148
Net (increase) decrease in accrued interest receivable	(675)	135
Net decrease in other assets	3,572	3,257
Net decrease (increase) in other liabilities	673	(115)
Net cash provided by operating activities	23,622	23,639

Cash flows from investing activities:
Proceeds from sales of securities available for sale	245	73
Proceeds from maturities, calls and paydowns of securities available for sale	63,634	101,424
Purchases of securities available for sale	(67,718)	(290,571)
Purchase of FHLB of New York stock	(2,340)	-
Redemption of FHLB of New York stock	5,849	808
Net loans (made to) repaid by customers	(50,884)	40,813
Proceeds from sales of and payments received on OREO
and repossessed property	1,200	1,638
Proceeds from sale of premises and equipment	173	-
Purchases of premises and equipment	(1,840)	(1,857)
Net cash used in investing activities	(51,681)	(147,672)

Cash flows from financing activities:
Net (decrease) increase in deposits	(9,094)	32,368
Net increase in short-term borrowings	5,451	3,226
Repayments of long-term FHLB borrowings	(81,540)	(21,550)
Net decrease in mortgagors' escrow deposits	(2,186)	(1,362)
Net proceeds from exercise of stock options	898	638
Dividends paid	(4,928)	(4,012)
Purchase of treasury stock	(174)	(2,233)
Net cash (used in) provided by financing activities	(91,573)	7,075

Net decrease in cash and cash equivalents	(119,632)	(116,958)
Cash and cash equivalents at beginning of period	165,680	368,169
Cash and cash equivalents at end of period	$ 46,048	$ 251,211

Supplemental cash flow information:
Interest paid	$ 19,744	$ 23,431
Income taxes paid	6,937	5,857

Supplemental disclosures of non-cash investing and financing activities:
Loans transferred to OREO and repossessed property	$ 658	$ 956
Adjustment of securities available for sale to fair value, net of tax	(5,538)	(741)

See accompanying notes to unaudited consolidated interim financial statements.

NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  The accompanying unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.  The accompanying unaudited consolidated interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as of and for the year ended March 31, 2004.  Operating results for the three and six month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for a full year or other interim periods. Amounts in prior periods’ consolidated financial statements are reclassified whenever necessary to conform to the current period’s presentation.  Share and per share information for periods prior to 2004 have been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

2.  On April 1, 2004, the Company and First Niagara Financial Group, Inc. (“First Niagara”) entered into a definitive Merger Agreement under which the Company will merge into First Niagara. Each Company’s respective shareholders approved the transaction on September 28, 2004.  The Agreement provides that shareholders of the Company will receive either First Niagara stock, cash or a combination of First Niagara stock and cash for each share of Company common stock.  The aggregate merger consideration is comprised of approximately 35.7 million shares of First Niagara common stock and approximately $125.0 million in cash.  The actual value of the merger consideration to be paid upon closing will depend on the average stock price for First Niagara just prior to the completion of the merger.  The mix of cash and stock received by each Hudson River stockholder will also be determined at that time to ensure that each share of Hudson River stock receives equal consideration. The Boards of Directors of the Company and First Niagara expect the transaction to close in January 2005.

3.  Comprehensive income includes the reported net income of a company adjusted for certain items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments.  At the Company, comprehensive income represents net income plus other comprehensive income or loss, which consists of the net change in unrealized gains or losses on securities available for sale for the period, net of tax.  Accumulated other comprehensive income or loss represents the net unrealized gains or losses on securities available for sale, net of tax, as of the balance sheet dates.  Comprehensive income for the three month periods ended September 30, 2004 and 2003 was $12.3 million and $6.5 million, respectively.  Comprehensive income for the six month periods ended September 30, 2004 and 2003 was $11.0 million and $14.8 million, respectively.

                4.  In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.”  The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur.  FIN No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  FIN No. 46 was effective for all VIEs created after January 31, 2003.  For VIEs created prior to February 1, 2003, FIN No. 46 was to be effective July 1, 2003.  However, the FASB postponed that effective date to December 31, 2003.  In December 2003, the FASB issued a revised FIN No. 46 (FIN No. 46R) which further delayed the effective date until March 31, 2004 for VIEs created prior to February 1, 2003, except for special purpose entities (either FIN No. 46 or FIN No. 46R was required to be applied to those entities as of December 31, 2003).  As of September 30, 2004, the Company has no special purpose entities or other VIEs for which FIN No. 46 or FIN No. 46R must be applied.  These requirements are not expected to have a material impact on the Company’s consolidated financial position, results of operations or liquidity in future periods.

                5.  The Company has a stock option plan for officers and directors and has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.  The Company applies APB Opinion No. 25 and related Interpretations in accounting for its Stock Option Plan.  For fixed stock option awards, compensation expense is not recognized for awards to employees and directors since the exercise price of the option is equal to the fair value of the underlying stock at the grant date.  SFAS No. 123 requires companies not using a fair value based method of accounting for stock options or similar plans, to provide pro forma disclosure of net income and earnings per share as if that method of accounting had been applied.  The pro forma effects of stock-based compensation arrangements are based on the estimated grant date fair value of stock options that are expected to vest, calculated pursuant to the provisions of SFAS No. 123.  Pro forma compensation expense, net of applicable income tax effect, is recognized over the vesting period.

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the period ended September 30, 2003: dividend yield of 2.16%; expected volatility of 30.07%; risk-free interest rate of 2.19%; and expected life of 3 years.  The weighted-average fair value at the grant date for the options granted during the three months ended September 30, 2003 was $2.32.  There were no option grants during the six months ended September 30, 2004.

                Pro forma disclosures for the Company for the three and six months ended September 30, 2004 and 2003 utilizing the estimated fair value of all options granted since plan inception and an assumed 5% forfeiture rate (adjusted for actual forfeitures) are as follows:

For the Three			For the Six
Months Ended September 30,			Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income:
As reported	$ 7,733	$ 7,921	$ 16,568	$ 15,575
Add: Stock-based compensation expense related to restricted stock awards, included in reported net income, net of related tax effects	92	106	185	216
Deduct: Pro forma stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(167)	(273)	(335)	(549)

Pro forma	$ 7,658	$ 7,754	$ 16,418	$ 15,242

Basic earnings per share:
As reported (1)	$ 0.27	$ 0.28	$ 0.58	$ 0.56
Pro forma (1)	0.27	0.28	0.58	0.54

Diluted earnings per share:
As reported (1)	0.26	0.27	0.57	0.54
Pro forma (1)	0.26	0.27	0.56	0.53

Per share data for 2003 has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

                Because the Company’s stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing model, in management’s opinion, does not necessarily provide a reliable single measure of the fair value of its stock options.  In addition, the pro forma effect on reported net income and earnings per share for the three and six months ended September 30, 2004 and 2003 may not be representative of the pro forma effects on reported net income or earnings per share for future periods.

6.  The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the three and six month periods ended September 30, 2004 and 2003.  Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period.  Shares of restricted stock are not considered outstanding for the calculation of basic earnings per share until they become fully vested.  Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period.  Unallocated common shares held by the Company’s Employee Stock Ownership Plan are not included in the weighted-average number of common shares outstanding for either the basic or diluted earnings per share calculations.

For the Three			For the Six
Months Ended September 30,			Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
Net income:	$ 7,733	$ 7,921	$ 16,568	$ 15,575

Weighted average common shares outstanding (1)	28,418,330	27,953,300	28,377,688	27,974,094
Dilutive effect of potential common shares outstanding:
Stock options (1	651,430	692,976	675,218	653,368
Restricted stock awards (1)	216,151	239,640	210,769	228,164
Weighted average common shares and potential common shares outstanding (1)	29,285,911	28,885,916	29,263,675	28,855,626

Earnings per share amounts:
Basic earnings per share (1)	$ 0.27	$ 0.28	$ 0.58	$ 0.56
Diluted earnings per share (1)	$ 0.26	$ 0.27	$ 0.57	$ 0.54

(1) Share and per share data for 2003 has been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

7.  FASB Interpretation No. 45 (“FIN No. 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others; an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34”, requires certain disclosures and liability recognition for the fair value at issuance of guarantees that fall within its scope.  Under FIN No. 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit.

                The Company has issued conditional commitments in the form of standby letters of credit to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party.  Standby letters of credit generally arise in connection with lending relationships.  The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Contingent obligations under the standby letters of credit totaled $26.9 million at September 30, 2004 and $23.1 million at March 31, 2004 and represent the maximum potential future payments the Company could be required to make.  Typically, these instruments have terms of twelve months or less and expire unused; therefore, the total amounts do not necessarily represent future cash requirements.   Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments.  Company policies governing loan collateral apply to standby letters of credit at the time of credit extension.  Loan-to-value ratios will generally range from 50% for movable assets, such as inventory, to 100% for liquid assets, such as bank CD’s.  The fair value of the Company’s standby letters of credit at September 30, 2004 and March 31, 2004 was insignificant.

8.  The Company maintains a qualified, noncontributory, defined benefit pension plan covering substantially all employees meeting certain eligibility requirements.  Benefits paid from the plan are based on age, years of service, compensation and social security benefits, and are determined in accordance with defined formulas. The Company's policy is to fund the pension plan in accordance with ERISA standards. The Company does not plan to contribute to the defined benefit pension plan in its 2005 fiscal year.  In addition, the Company provides certain postretirement benefits to employees and retirees meeting certain age and time of service requirements.  The medical portion of the plan is contributory, with retiree contributions based on years of service and their retirement date. The funding policy of the plan is to pay claims and/or insurance premiums as they come due.

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

The components of net periodic pension cost and postretirement benefit income are set forth below:

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Pension Cost:
Service cost	$ 253	$ 270	$ 506	$ 540
Interest cost	359	363	718	726
Expected return on plan assets	(488)	(425)	(976)	(850)
Net amortization	96	152	192	304
Total	$ 220	$ 360	$ 440	$ 720

	For the Three Months		For the Six Months
	Ended September 30,		Ended September 30,
Postretirement Benefit Income:	2004	2003	2004	2003

Service cost	$ -	$ -	$ -	$ -
Interest cost	5	10	10	20
Net amortization	(165)	(163)	(330)	(326)
Total	$ (160)	$ (153)	$ (320)	$ (306)

ITEM 2:                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The financial review which follows focuses on the factors affecting the consolidated financial condition and results of operations of Hudson River Bancorp, Inc. and its subsidiaries, Hudson River Bank & Trust Company (the “Bank”) and C. W. Bostwick, Inc. (“Bostwick”) (combined, the “Company”), during the three and six months ended September 30, 2004, with comparisons to 2003 as applicable.  The unaudited consolidated interim financial statements and related notes, as well as the 2004 Annual Report on Form 10-K, should be read in conjunction with this review.  Amounts in prior periods’ consolidated financial statements are reclassified whenever necessary to conform to the current period’s presentation.  Share and per share information for periods prior to 2004 have been restated to give effect to a 2-for-1 stock split effective on January 15, 2004.

                The Company’s primary market area, with 49 full-service branches as of September 30, 2004, is the Capital District region of New York State.  The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services.  The Company’s principal business is attracting deposits from customers within its market area and investing those funds in primarily loans, and, to a lesser extent, in marketable securities.  The financial condition and operating results of the Company are dependent on its net interest income which is the difference between the interest income earned on its assets, and the interest expense paid on its liabilities, primarily consisting of deposits and borrowings.  Net income of the Company is also affected by provisions for loan losses and other operating income, such as fees on deposit related services and insurance commissions; it is also impacted by other operating expenses, such as compensation and benefits, occupancy and equipment expenses, and federal and state income taxes.

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

PENDING MERGER WITH FIRST NIAGARA FINANCIAL GROUP, INC.

On April 1, 2004, the Company and First Niagara Financial Group, Inc. (“First Niagara”) entered into a definitive Merger Agreement under which the Company will merge into First Niagara. Each Company’s respective shareholders approved the transaction on September 28, 2004.  The Agreement provides that shareholders of the Company will receive either First Niagara stock, cash or a combination of First Niagara stock and cash for each share of Company common stock.  The aggregate merger consideration is comprised of approximately 35.7 million shares of First Niagara common stock and approximately $125.0 million in cash.  The actual value of the merger consideration to be paid upon closing will depend on the average stock price for First Niagara just prior to the completion of the merger.  The mix of cash and stock received by each Hudson River stockholder will also be determined at that time to ensure that each share of Hudson River stock receives equal consideration. The Boards of Directors of the Company and First Niagara expect the transaction to close in January 2005.

OVERVIEW

                The Company earned net income for the three months ended September 30, 2004 amounting to $7.7 million, or $0.26 diluted earnings per share, down $188 thousand from the $7.9 million, or $0.27 diluted earnings per share, earned during the three months ended September 30, 2003.  Earnings for the 2004 quarter were impacted by non-tax-deductible merger related expenses incurred in connection with the Company's pending merger with First Niagara Financial Group, Inc. (FNFG) totaling approximately $1.8 million.  Net income for the six months ended September 30, 2004 was $16.6 million, or $0.57 diluted earnings per share, up $993 thousand from the $15.6 million and $0.54 diluted earnings per share earned during the same period a year previous.  The increase over the prior year results was a result of higher net interest income and a lower provision for loan losses, partially offset by $2.3 million of non-tax-deductible merger related expenses recorded during the six months ended September 30, 2004, a decrease in other operating income and higher tax expense.

For the three months ended September 30, 2004, the Company’s return on average assets was 1.19%, down from 1.25% for the same period in 2003.  The Company’s return on average equity for the three months ended September 30, 2004 was 10.51%, down from 11.91% in 2003.  The Company’s return on average tangible equity for the three months ended September 30, 2004 was 13.82%, down from 16.27% for the same period in 2003.  Each of these ratios were negatively impacted by the merger expenses noted above.  See Table A, “Financial Highlights”.

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

Earning Assets

                Total average earning assets were $2.4 billion for the three months ended September 30, 2004 and 2003.  For the six months ended September 30, 2004 average earning assets increased $71.3 million to $2.4 billion, from the $2.3 billion in average earning assets for the same period in 2003.  Interest income for the three months ended September 30, 2004 was $34.0 million, up $1.6 million from 2003.  For the six months ended September 30, 2004, interest income was $67.6 million, an increase of $1.4 million over the same period in 2003.  Higher yields and an increase in the average balance of securities available for sale, coupled with a reduction in lower yielding Federal funds sold was the primary reason for the increase, offset in part by lower yields on loans from the prior period.  The yield on earning assets increased from 5.47% for the three months ended September 30, 2003 to 5.61% in 2004.  For the six months ended September 30, 2004, the yield on earning assets declined from 5.63% in 2003 to 5.57% in 2004.  The decline in the yield on earning assets was primarily due to the declining rate environment in the marketplace and the larger amount of lower yielding securities available for sale held during the current year.  Earning assets at September 30, 2004 and March 31, 2004 were $2.4 billion.

Loans

                The average balance of loans increased to $1.7 billion for the three months ended September 30, 2004, up $79.9 million from the $1.6 billion average for the same period in the prior year.  The yield on loans for the quarter decreased 35 basis points, from 6.81% in 2003 to 6.46% in 2004.  The increase in balance and decrease in yield is attributed to the impact of a decrease in market interest rates during the past twelve months.  These market rate decreases have caused an increase in prepayments of the portfolio’s higher rate loans, and the addition of new loans, generally originated at lower rates relative to the Company’s loan portfolio.  Interest income on loans for the three months ended September 30, 2004 and 2003 was $27.9 million.  The increase in average balances for the quarter resulted in a $1.3 million increase in interest income earned on loans, offset by the decline in rates which resulted in a $1.4 million decrease in interest income earned for the quarter ended September 30, 2004 from the same period in the prior year.

On a year to date basis, average loans were $1.7 billion for the six months ended September 30, 2004, up from $1.6 billion in 2003.  The yield on loans for the six months ended September 30, 2004 was 6.50%, down from 6.97% in 2003.  The impact of higher average balances was more than offset by the lower yields, resulting in a decrease of $1.6 million in interest income earned for the six months ended September 30, 2004 compared to the same period in the previous year.  An increase of $2.1 million in interest income was a result of the increase in average balances, which was more than offset by the $3.8 million decrease in interest income as a result of a reduction in interest rates.

                Total loans were $1.7 billion at September 30, 2004, up $48.3 million from March 31, 2004. Loans secured by residential real estate increased $58.2 million to $1.0 billion or 58.9% of total loans at September 30, 2004, up from $952.0 million, or 57.2% of total loans at March 31, 2004.  The increase in residential real estate loans was offset in part by decreases in commercial real estate loans, commercial loans, manufactured housing loans, and consumer loans.  Loans secured by commercial real estate decreased from $427.2 million, or 25.6% of total loans at March 31, 2004, to $425.8 million, or 24.9% of total loans at September 30, 2004.  Commercial loans decreased to $119.4 million at September 30, 2004, down $6.5 million from the $125.9 million at March 31, 2004.  Manufactured housing loans decreased $4.0 million to $48.8 million at September 30, 2004 from $52.8 million at March 31, 2004.  Consumer loans decreased $2.6 million to $18.7 million at September 30, 2004, from $21.3 million at March 31, 2004.    Management intends to continue to reduce the portfolio of manufactured housing loans gradually through normal paydown activity while it continues its focus on commercial real estate and commercial lending, as well as residential lending.  See Table D, “Loan Portfolio Analysis”.

Securities

                The average balance of securities available for sale (“securities”) increased $184.7 million to $656.6 million for the three months ended September 30, 2004, up from $472.0 million for the three months ended September 30, 2003.  Average securities for the six months ended September 30, 2004 were $650.1 million, an increase of $219.6 million from the corresponding period in the previous year.  The increase in average balance is attributed primarily to the reinvestment of Federal funds sold into securities near the end of the 2004 fiscal year.

Interest income earned on securities was $6.0 million for the three months ended September 30, 2004, up from the $3.9 million earned in 2003.  The increase in average balances for the quarter resulted in a $1.6 million increase in interest income, while the increase of 34 basis points in the yield on securities resulted in an increase in interest income of $439 thousand.  On a year to date basis, interest income on securities increased from $7.4 million in 2003 to $11.8 million in 2004, resulting from the increase in both average balances and average yield.

                Securities at September 30, 2004 were $645.3 million, down $5.2 million from the $650.5 million the Company held as of March 31, 2004.  The decrease was due to sales, maturities, calls and paydowns of securities and a decline in market value of securities due to higher interest rates during the past six months, offset in part by new purchases of securities.

Federal Funds Sold and Money Market Investments

                The average balance of Federal funds sold and money market investments totaling $16.6 million for the three months ended September 30, 2004 generated $55 thousand in interest income for the quarter.  The average balance was down $220.5 million from the $237.1 million reported for the three months ended September 30, 2003.  This decrease in average balance, offset slightly by an increase in the yield, resulted in a $560 thousand decrease in interest earned in 2004.  For the six months ended September 30, 2004, the average balance declined $213.3 million to the $54.5 million reported for the six months ended September 30, 2004.  The decrease in the average balance of Federal funds sold and money market investments is a result of reinvesting the funds into securities available for sale as well as in loans due to the increased demand.  At September 30, 2004, the Company had no Federal funds sold or money market investments, down from $106.5 million at March 31, 2004.

Funding Sources

                The Company utilizes traditional deposit products such as time, savings and N.O.W. and money market deposits as its primary source for funding.  Other sources such as short-term FHLB advances and long-term FHLB borrowings, however, are utilized as necessary to support the Company’s growth in assets and to achieve interest rate sensitivity objectives.  Interest-bearing liabilities were $2.0 billion at September 30, 2004, down $109.7 million from $2.1 billion at March 31, 2004.  The average balance of interest-bearing liabilities was $2.0 billion for the three and six month periods ended September 30, 2004 and 2003.  Interest expense for the three months ended September 30, 2004 was $9.4 million, down $1.9 million from the same period in 2003.  The decline in the average rates paid from 2.22% to 1.85% for the three months ended September 30, 2004 was the primary reason for the decline in interest expense. Interest expense for the six months ended September 30, 2004 was $19.4 million, down $3.9 million from the same period in 2003.  The decrease in interest expense was also due substantially to a decline in the average rates paid from 2.30% in 2003 to 1.89% in 2004.

Deposits

                The average balance of savings accounts increased $17.8 million to $621.1 million for the three months ended September 30, 2004, up from $603.3 million for the same period in 2003.  On a year to date basis, the average balance of savings accounts was $622.0 million in 2004, up from $595.2 million in 2003.  The fluctuation in average balance can be primarily attributed to depositors placing money in liquid accounts due to lower rates offered on time deposit accounts and anxieties associated with the stock market.  Interest expense on savings accounts decreased from $1.8 million for the quarter ended September 30, 2003 to $1.2 million for the quarter ended September 30, 2004 as the decrease in average rates paid more than offset the increase in interest expense resulting from an increase in the average balance.  The average rates paid on these deposits were 0.74% and 1.16% for the three months ended September 30, 2004 and 2003, respectively.

Interest expense on N.O.W. and money market accounts decreased $119 thousand to $598 thousand for the three months ended September 30, 2004 from $717 thousand for the three months ended September 30, 2003.  The average balance of N.O.W. and money market accounts increased to $388.6 million from $364.7 million for the three-month period ended September 30, 2003.  A decrease in average rates paid from 0.78% to 0.61% more than offset the effect of the higher average balances.  For the six months ended September 30, 2004, the average balance of N.O.W. and money market accounts increased from $361.8 million in 2003 to $389.2 million in 2004.  This increase in the average balance resulted in an increase in interest expense on N.O.W. and money market accounts of $111 thousand for the six months ended September 30, 2004.  This was more than offset by a $458 thousand reduction in interest expense on N.O.W. and money market accounts for the six months ended September 30, 2004 resulting from a 24 basis point decrease in rates paid on these accounts.

                The average balance of time deposits decreased from $653.8 million for the three months ended September 30, 2003 to $585.6 million for the three months ended September 30, 2004.  On a year to date basis, the average balance of time deposits decreased from $661.2 million in 2003 to $592.6 million in 2004.  Interest expense on time deposits decreased $850 thousand for the three months ended September 30, 2004 from the comparable period in 2003.  The average rate paid on time deposits of 2.27% for the three months ended September 30, 2004 was down from 2.56% in 2003.  The decrease in average rate paid from 2.64% for the six months ended September 30, 2003 to 2.26% in 2004, resulted in a $1.2 million decrease in interest expense, while the decrease in the average balance of time deposits resulted in an $852 thousand decrease in interest expense for the six months ended September 30, 2004.

Total deposits were $1.8 billion at both September 30, 2004 and March 31, 2004.  Noninterest-bearing deposits increased during this same time period from $212.1 million at March 31, 2004 to $234.5 million at September 30, 2004.  Increases were generally the result of the Company’s continued focus on providing commercial services to its customers, including commercial deposits, and general economic conditions which resulted in more customers moving funds from time deposits to demand accounts and other savings products.

Short-term FHLB Advances and Long-term FHLB Borrowings

                During the quarter ended September 30, 2004 the Company had $3.2 million of average short-term FHLB advances, up from the $33 thousand from the same quarter a year previous. For the six months ended September 30, 2004, the average balance of short-term FHLB advances was $2.7 million, up from $16 thousand in 2003.  The average balance of long-term FHLB borrowings increased from $375.5 million for the three months ended September 30, 2003 to $392.5 million for the three months ended September 30, 2004.  On a year to date basis, the average balance of long-term FHLB borrowings increased from $380.8 million in 2003 to $413.9 million in 2004. The increase in this category was primarily attributed to the Company taking advantage of opportunities to enhance its interest rate risk profile by adding long-term FHLB borrowings at historically low rates during the past 12 months.  The addition of long-term FHLB borrowings was partially offset by calls, maturities and scheduled repayments of borrowings.

The Company had $8.4 million of short-term FHLB advances at September 30, 2004 and none at March 31, 2004.  The increase is related to the need to fund the increase in loan demand as well as the increase in the securities available for sale portfolio.  Long-term FHLB borrowings were $376.9 million at September 30, 2004, down from $458.4 million at March 31, 2004.  The decrease in this category, as mentioned previously, was primarily attributed to the calls and repayments of borrowings.  The interest rates on the long-term borrowings are generally fixed with maturities ranging from three months to eight years, with call options ranging from one month to two years.

Net Interest Income

Net interest income for the three months ended September 30, 2004 was $24.6 million, up from the $21.1 million for the three months ended September 30, 2003.  For the six months ended September 30, 2004, net interest income increased $5.4 million to $48.2 million from $42.8 million for the same period a year previous.  The increase was the result of an increase in the average balances of securities available for sale and loans, and lower rates paid on average interest-bearing liabilities, offset in part by lower rates earned on interest-bearing assets and a reduction in the average balance of lower-yielding Federal funds sold.  As a result of these volume and rate fluctuations, the Company’s net interest margin for the three months ended September 30, 2004 was 4.06%, up from 3.56% for the three months ended September 30, 2003.  For the six months ended September 30, 2004, the net interest margin was 3.97%, up from 3.65% for the same period in 2003. See Table B, “Average Balances, Interest and Yields” and Table C, “Volume and Rate Analysis.”

Noninterest Sensitive Assets and Liabilities

                Noninterest sensitive assets include accrued interest receivable, premises and equipment, other real estate owned and repossessed property, goodwill, other intangible assets, and other assets.  Total noninterest sensitive assets amounted to $154.6 million at September 30, 2004, up $399 thousand from the March 31, 2004 level.

                Noninterest sensitive liabilities include noninterest-bearing deposit accounts (primarily checking accounts) and other liabilities.  Noninterest-bearing deposits increased from $212.1 million at March 31, 2004 to $234.5 million at September 30, 2004.  This increase is a result of the growth in the Company’s commercial accounts, which are generally noninterest-bearing.  There were no significant changes in the level of other liabilities during the six months ended September 30, 2004.

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

                Total nonperforming assets at September 30, 2004 were $15.2 million or 0.60% of total assets, down from $19.6 million or 0.75% of total assets at March 31, 2004.  Nonperforming loans at September 30, 2004 decreased $4.3 million from March 31, 2004.  This decrease is primarily a function of decreases of nonaccrual commercial real estate and commercial loans of $4.1 million and $1.4 million respectively, partially offset by an increase in residential real estate and financed insurance premium loans of $267 thousand and $741 thousand respectively.  The decrease in commercial real estate and commercial loan nonaccruals is primarily attributed to the resolution of three problem loans totaling $5.2 million.  The Company recognized $832 thousand of chargeoffs with respect to these three loans.

                As of September 30, 2004, there were $24.9 million of other loans not included in the category of nonperforming loans where known information about the possible credit or other problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms.  These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

Allowance and Provision For Loan Losses

                The allowance for loan losses at September 30, 2004 was $40.2 million, down from $40.3 million at March 31, 2004.  The allowance as a percentage of nonperforming loans increased from 210.9% at March 31, 2004 to 272.0% at September 30, 2004. The adequacy of the allowance for loan losses is evaluated quarterly by management based upon a review of significant loans, with particular emphasis on nonperforming and delinquent loans that management believes warrant special attention, as well as an analysis of the higher risk elements of the Company’s loan portfolio and growth in the loan portfolio.  Reductions in the balances of adversely rated commercial and commercial real estate loans during the three months ended September 30, 2004 resulted in lower reserves allocated to these loan categories by management.  Decreases in the outstanding balances of manufactured housing loans and consumer loans resulted in reduced amounts of general reserves allocated to these loan types, while increases in the outstanding balances of residential real estate loans resulted in higher levels of general reserves allocated to this loan type.  At September 30, 2004, the balance of the allowance for loan losses is management’s best estimate of probable loan losses existing in the loan portfolio.  Net charge-offs for the three months ended September 30, 2004 were $1.2 million, up slightly from $1.1 million for the same period in 2003.  For the six months ended September 30, 2004 net chargeoffs increased $122 thousand to $1.9 million, from $1.8 million in 2003.

As a result of management’s analysis of the risk characteristics of the loan portfolio, as well as the trends and levels of nonperforming and other delinquent loans and general economic uncertainty, provisions for loan losses of $900 thousand and $1.2 million were recorded for the three months ended September 30, 2004 and 2003, respectively.  For the six months ended September 30, 2004, the Company recorded a provision for loan losses of $1.8 million, down from $2.4 million in the prior year.  The provision as a percentage of average loans declined from 0.29% for the three months ended September 30, 2003 to 0.21% in 2004.  The decline is primarily a result of the decrease in the provision charged to operations as well as the increase in the average balance of loans outstanding.  The Company continues to maintain certain portfolios of loans with higher credit risk, such as manufactured housing loans, commercial loans and financed insurance premium loans.  Net charge-offs, risk elements of the Company’s loan portfolio, economic conditions in the Company’s market area, nonperforming loan balances and loan portfolio growth are the primary factors which are considered in determining the level of the Company’s allowance and provision for loan losses.   See Table E, “Non-Performing Assets” and Table F, “Loan Loss Experience”.

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

                Interest rate risk analyses performed by the Company indicate that the Company is asset sensitive as of September 30, 2004.  As a result, rising interest rates projected over a 12 month horizon are estimated to have a positive effect on net interest income; conversely, falling interest rates projected over the same 12-month horizon are estimated to have a negative effect on net interest income.  The Company’s interest rate sensitivity has not changed significantly since March 31, 2004.  Consistent with the asset/liability management philosophy described above, the Company has taken steps to manage its interest rate risk by attempting to match the repricing periods of its earning assets to its interest-bearing liabilities, while still allowing for maximization of net interest income.  The Company’s purchases of securities, retention or sale of fixed rate loan products, utilization of longer term borrowings, and emphasis on lower cost, more stable non-certificate deposit accounts are methods the Company has utilized to manage its interest rate risk.  Management continuously evaluates various alternatives to address interest rate risk including, but not limited to, the purchase of interest rate swaps, caps, and floors, leveraging scenarios, and changes in asset or funding mix.

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

                The Company’s cash inflows result primarily from loan repayments; sales, maturities, principal payments, and calls of securities; new deposits; and borrowings from the Federal Home Loan Bank of New York.  The Company’s cash outflows consist of new loan originations; security purchases; deposit withdrawals; repayments of borrowings; operating expenses; and treasury stock purchases.  Net cash outflows from investing activities, primarily consisting of net loans made to customers and purchases of securities partially offset by maturities and calls of securities, were $51.7 million in the six months ended September 30, 2004, as compared to $147.7 million for the same period in 2003.  The net cash outflow from financing activities, primarily consisting of repayments of long-term FHLB borrowings offset in part by increases in short-term FHLB advances, was $91.6 million in the six months ended September 30, 2004.  In the six months ended September 30, 2003, financing activities provided net cash amounting to $7.1 million primarily from a growth in deposits, offset in part by repayments of long-term FHLB borrowings.   Management closely monitors the timing of cash inflows and outflows although changes in interest rates, economic conditions, and competitive forces strongly impact the predictability of these cash flows.  The Company attempts to provide stable and flexible sources of funding through the management of its liabilities, including core deposit products offered through its branch network, and through the use of borrowings.  Management believes that the level of the Company’s liquid assets combined with daily monitoring of cash inflows and outflows provide adequate liquidity to fund outstanding loan commitments, meet daily withdrawal requirements of depositors, and meet all other daily obligations of the Company.

                Management prepares monthly calculations of both short-term and long-term liquidity.  The Company defines short-term liquidity as the ability to meet its cash requirements over a 30-day period.  Factors considered in assessing short-term liquidity are maturities of long-term borrowings and time deposits, repayment of short-term borrowings, funding of outstanding loan commitments, and estimated customer deposit withdrawals; offset by short-term investments held by the Company, estimated loan repayments by customers and the balance of securities available for sale.  Long-term liquidity includes all of the factors used in short-term liquidity, as well as additional cash flows from funds available from outstanding borrowing lines of credit and other funding sources.  The excess of the estimated sources of funds in the short-term or long-term over the estimated uses of funds over the same time periods represents the Company’s liquidity.  As a result of the level of the Company’s cash and cash equivalents as of September 30, 2004, access to FHLB funding, and continued expectations of customer loan repayments, the Company’s short-term and long-term liquidity ratios are higher than the required levels outlined in the Company’s liquidity policy.

CAPITAL RESOURCES

Consistent with its goal to operate a sound and profitable financial organization, the Company actively seeks to maintain a “well-capitalized” institution in accordance with regulatory standards.  Total equity was $294.9 million at September 30, 2004, 11.61% of total assets on that date.  As of March 31, 2004, total equity was $287.8 million or 10.99% of total assets.  Ratios of tangible equity to tangible assets were 9.11% and 8.53% as of September 30, 2004 and March 31, 2004, respectively. As of September 30, 2004, the Company and the Bank exceeded all of their regulatory capital requirements and the Bank was classified as a well-capitalized institution.

OTHER OPERATING INCOME AND EXPENSES

                For the three months ended September 30, 2004, total other operating income was $5.2 million, down from $5.7 million in 2003.  For the six months ended September 30, 2004, total other operating income was $10.1 million, down from $11.2 million in 2003.  Other operating income is composed primarily of service charges on deposit accounts, insurance commissions, trust and investment services income, mortgage banking and other loan fees, and other income.  Income from service charges on deposit accounts increased from $2.1 million for the three months ended September 30, 2003 to $2.3 million in 2004.  For the six months ended September 30, 2004 service charges on deposit accounts increased from $4.2 million in 2003 to $4.4 million in 2004, primarily as a result of an increase in the number of core deposit accounts as well as an increase in debit card fee income.

Income from insurance commissions from the Company’s insurance agency subsidiary (Bostwick) increased $138 thousand to $1.1 million for the three months ended September 30, 2004 from the $983 thousand for the same period in 2003.  For the six months ended September 30, 2004, income from insurance commissions decreased slightly to $2.1 million from the $2.2 million for the same period in 2003.

Income from trust and investment services was $329 thousand for the three months ended September 30, 2004, up $92 thousand from the same period in 2003.  For the six months ended September 30, 2004, trust and investment services income was $695 thousand, up $205 thousand from the same period in 2003.  These increases can be attributed to recent improvement in the stock market as well as growth within our market area.

Income from mortgage banking and other loan fees was $866 thousand for the three months ended September 30, 2004, as compared to $1.7 million for the same period in 2003.  For the six months ended September 30, 2004, mortgage banking and other loan fees was $1.6 million, as compared to $3.0 million for the same period in 2003.  The decline in this category is a result of the slow-down in the mortgage refinancing activity that was very active during 2003 as mortgage interest rates hit record lows.

Total other operating expenses were $15.4 million for the three months ended September 30, 2004, up from $13.7 million from the same period in 2003.  For the six months ended September 30, 2004, total other operating expenses were $29.5 million, up $1.6 million from the same period a year earlier.  The increases in both time periods were due to merger expenses in 2004, partially offset by lower expenses in occupancy and equipment.

                Merger expenses amounted to $1.8 million for the three months ended September 30, 2004.  For the six months ended September 30, 2004 merger expenses were $2.3 million.

Occupancy and equipment expense for the three months ended September 30, 2004 was $2.2 million, down $294 thousand from the $2.5 million for the same period in the prior year.  On a year to date basis, occupancy and equipment expense decreased to $4.4 million in 2004 from $5.1 million in 2003.  These expenses were lower primarily due to reductions in costs associated with the consolidation of two branch locations during 2003 into existing offices in the same market area.

TAX EXPENSE

Tax expense increased from $4.0 million for the three months ended September 30, 2003 to $5.7 million for the comparable period in 2004.  For the six months ended September 30, 2004, tax expense was $10.5 million, up from $8.1 million in 2003.  These increases are primarily the result of higher income before tax expense, as well as the impact of nondeductible merger expenses in 2004.

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

Table A. Financial Highlights

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Financial Ratios
Basic earnings per share (1)	$ 0.27	$ 0.28	$ 0.58	$ 0.56
Diluted earnings per share (1)	0.26	0.27	0.57	0.54
Return on average assets(2)	1.19%	1.25%	1.28%	1.24%
Return on average equity(2)	10.51	11.91	11.42	11.81
Return on average tangible equity(2)	13.82	16.27	15.07	16.16
Dividend payout ratio	33.79	27.11	29.74	25.76
Net interest rate spread	3.76	3.25	3.68	3.33
Net interest margin(2)	4.06	3.56	3.97	3.65
Efficiency ratio(3)	45.15	50.90	46.09	50.87
Expenses to average assets ratio(2)(3)	2.06	2.15	2.06	2.18

	At Period Ended
	September 30,	June 30,	March 31,
	2004	2004	2004	2003
Share Information(1)
Book value per share	$ 10.38	$ 10.03	$ 10.17	$ 9.22
Book value per share, including unallocated
ESOP shares and unvested RRP shares	9.65	9.36	9.49	8.51
Tangible book value per share	7.92	7.57	7.68	6.67
Tangible book value per share, including unallocated
ESOP shares and unvested RRP shares	7.37	7.06	7.17	6.16
Closing market price	18.98	17.07	20.60	11.49

Capital Ratios
Equity to total assets	11.61%	10.92%	10.99%	10.35%
Tangible equity to tangible assets	9.11	8.46	8.53	7.71

Asset Quality Ratios
Non-performing loans to total loans	0.86%	1.04%	1.15%	1.22%
Non-performing assets to total assets	0.60	0.70	0.75	0.84
Allowance for loan losses to:
Loans	2.34	2.38	2.42	2.32
Nonperforming loans	272.00	228.93	210.89	189.95

(1) Share and per share data in 2003 has been restated to give effect to a 2-for-1 stock split effective January 15, 2004.
(2) Annualized for the three and six month periods.
(3) Ratio does not include other real estate owned and repossessed property expenses, net securities transactions, and other intangible assets amortization for each period. September 30, 2004 ratios exclude pre-tax merger related expenses.

Table B. Average Balances, Interest, and Yields
	Three Months Ended September 30,
		2004			2003
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Earning assets
Money market investments	$ 2,797	$ 8	1.13%	$ -	$ -	-%
Federal funds sold	13,791	47	1.35	237,082	615	1.03
Securities available for sale (1)	656,648	5,968	3.61	471,950	3,884	3.27
Federal Home Loan Bank of New York stock	20,042	121	2.40	18,859	-	-
Loans (2)	1,710,537	27,868	6.46	1,630,670	27,909	6.81
Total earning assets	2,403,815	34,012	5.61%	2,358,561	32,408	5.47%

Cash and due from banks	51,535			59,142
Allowance for loan losses	(40,397)			(39,046)
Other nonearning assets	155,658			149,918
Total assets	$ 2,570,611			$ 2,528,575

Interest-bearing liabilities
Savings accounts	$ 621,096	$ 1,151	0.74%	$ 603,279	$ 1,761	1.16%
N.O.W. and money market accounts	388,616	598	0.61	364,657	717	0.78
Time deposit accounts	585,558	3,356	2.27	653,766	4,206	2.56
Mortgagors' escrow deposits	13,162	68	2.05	12,954	70	2.15
Securities sold under agreements to repurchase	16,435	66	1.59	18,310	48	1.04
Short-term FHLB advances	3,150	13	1.64	33	-	1.10
Long-term FHLB borrowings	392,513	4,191	4.24	375,535	4,516	4.78
Total interest-bearing liabilities	2,020,530	9,443	1.85%	2,028,534	11,318	2.22%

Noninterest-bearing deposits	230,829			209,361
Other noninterest-bearing liabilities	27,401			25,998
Shareholders' equity	291,851			264,682
Total liabilities and shareholders' equity	$ 2,570,611			$ 2,528,575

Net interest income		$ 24,569			$ 21,090

Net interest spread			3.76%			3.25%

Net interest margin			4.06%			3.56%

(1) Average balances include fair value adjustment.
(2) Average balances include nonaccrual loans.

					(continued)

Table B. (continued)
	Six Months Ended September 30,
		2004			2003
	Average		Average	Average		Average
(In thousands)	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate

Earning assets
Money market investments	$ 26,397	$ 146	1.10%	$ -	$ -	-%
Federal funds sold	28,076	151	1.07	267,773	1,560	1.17
Securities available for sale (1)	650,065	11,803	3.62	430,453	7,395	3.44
Federal Home Loan Bank of New York stock	21,132	216	2.04	19,086	275	2.88
Loans (2)	1,695,167	55,270	6.50	1,632,227	56,907	6.97
Total earning assets	2,420,837	67,586	5.57%	2,349,539	66,137	5.63%

Cash and due from banks	55,283			57,304
Allowance for loan losses	(40,337)			(38,780)
Other nonearning assets	155,318			150,169
Total assets	$2,591,101			$2,518,232

Interest-bearing liabilities
Savings accounts	$ 621,950	$ 2,412	0.77%	$ 595,164	$ 3,723	1.25%
N.O.W. and money market accounts	389,160	1,208	0.62	361,811	1,555	0.86
Time deposit accounts	592,632	6,726	2.26	661,231	8,735	2.64
Mortgagors' escrow deposits	11,307	118	2.08	11,084	121	2.18
Securities sold under agreements to repurchase	16,726	117	1.40	17,798	98	1.10
Short-term FHLB advances	2,735	20	1.46	16	-	1.10
Long-term FHLB borrowings	413,855	8,794	4.24	380,810	9,071	4.76
Total interest-bearing liabilities	2,048,365	19,395	1.89%	2,027,914	23,303	2.30%

Noninterest-bearing deposits	226,745			200,636
Other noninterest-bearing liabilities	26,705			25,868
Shareholders' equity	289,286			263,814
Total liabilities and shareholders' equity	$2,591,101			$2,518,232

Net interest income		$ 48,191			$ 42,834

Net interest spread			3.68%			3.33%

Net interest margin			3.97%			3.65%

(1) Average balances include fair value adjustment.
(2) Average balances include nonaccrual loans.

Table C. Volume and Rate Analysis

	Three Months Ended			Six Months Ended
	September 30,			September 30,
	2004 vs 2003			2004 vs 2003
	Due To	Due To	Net	Due To	Due To	Net
(In thousands)	Volume	Rate	Change	Volume	Rate	Change

Interest income
Money market investments	$ 8	$ -	$ 8	$ 146	$ -	$ 146
Federal funds sold	(716)	148	(568)	(1,298)	(111)	(1,409)
Securities available for sale	1,645	439	2,084	3,966	442	4,408
Federal Home Loan Bank of New York stock	-	121	121	27	(86)	(59)
Loans	1,334	(1,375)	(41)	2,141	(3,778)	(1,637)
Total interest income	2,271	(667)	1,604	4,982	(3,533)	1,449

Interest expense
Savings accounts	$ 51	$ (661)	$ (610)	$ 161	$ (1,472)	$ (1,311)
N.O.W. and money market accounts	45	(164)	(119)	111	(458)	(347)
Time deposit accounts	(415)	(435)	(850)	(852)	(1,157)	(2,009)
Mortgagors' escrow deposits	1	(3)	(2)	2	(5)	(3)
Securities sold under agreements to repurchase	(5)	23	18	(6)	25	19
Short-term FHLB advances	13	-	13	20	-	20
Long-term FHLB borrowings	198	(523)	(325)	749	(1,026)	(277)
Total interest expense	(112)	(1,763)	(1,875)	185	(4,093)	(3,908)

Net interest income	$ 2,383	$ 1,096	$ 3,479	$ 4,797	$ 560	$ 5,357

Note: Changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

Table D. Loan Portfolio Analysis

	September 30,		March 31,
(Dollars in thousands)	2004		2004		2003
	Amount	%	Amount	%	Amount	%

Loans secured by real estate:
Residential	$1,010,183	58.9%	$ 951,999	57.2%	$ 968,923	58.8%
Commercial	425,843	24.9	427,166	25.6	410,604	24.9
Construction	38,046	2.2	33,947	2.0	21,615	1.3
Total loans secured by real estate	$1,474,072	86.0%	$1,413,112	84.8%	$1,401,142	85.0%

Other loans:
Manufactured housing	$ 48,828	2.8%	$ 52,816	3.2%	$ 60,610	3.7%
Commercial	119,432	7.0	125,943	7.5	112,905	6.8
Financed insurance premiums	47,621	2.8	47,761	2.9	41,159	2.5
Consumer	18,675	1.1	21,262	1.3	29,114	1.8
Total other loans	$ 234,556	13.7%	$ 247,782	14.9%	$ 243,788	14.8%

Unearned discount, net deferred loan
origination fees and costs, and
purchase accounting adjustments	5,411	0.3	4,805	0.3	4,156	0.2
Total loans	$1,714,039	100.0%	$1,665,699	100.0%	$1,649,086	100.0%
Allowance for loan losses	(40,166)		(40,252)		(38,276)
Net loans	$1,673,873		$1,625,447		$1,610,810

Table E. Nonperforming Assets

	September 30,	March 31,
(In thousands)	2004	2004	2003

Nonaccruing loans
Residential real estate	$ 4,712	$ 4,445	$ 5,836
Commercial real estate	3,658	7,740	7,572
Commercial loans	860	2,215	309
Manufactured housing	1,801	1,703	1,932
Financed insurance premiums	3,597	2,856	4,057
Consumer	139	128	445
Total nonaccruing loans	$ 14,767	$ 19,087	$ 20,151

Foreclosed and repossessed property
Residential real estate	$ 191	$ 108	$ 164
Commercial real estate	-	-	-
Repossessed property	252	389	670
Total foreclosed and repossessed property	$ 443	$ 497	$ 834

Total nonperforming assets	$ 15,210	$ 19,584	$ 20,985
Allowance for loan losses	$ 40,166	$ 40,252	$ 38,276

Allowance to nonperforming loans	272.00%	210.89%	189.95%
Nonperforming assets to total assets	0.60%	0.75%	0.84%
Nonperforming loans to total loans	0.86%	1.15%	1.22%

Table F. Loan Loss Experience

	Three Months Ended		Six Months Ended
(In thousands)	September 30,		September 30,
	2004	2003	2004	2003

Loans outstanding (end of period)	$1,714,039	$1,605,553	$1,714,039	$1,605,553

Average loans outstanding (period to date)	$1,710,537	$1,630,670	$1,695,167	$1,632,227

Allowance for loan losses at beginning of period	$ 40,433	$ 38,854	$ 40,252	$ 38,276

Loan charge-offs:

Residential real estate	(43)	(44)	(65)	(111)

Commercial real estate	(734)	(23)	(814)	(35)

Commercial loans	-	-	(264)	(16)

Manufactured housing	(292)	(361)	(555)	(730)

Consumer	(87)	(221)	(159)	(499)

Financed insurance premiums	(244)	(864)	(412)	(1,003)

Total charge-offs	(1,400)	(1,513)	(2,269)	(2,394)

Loan recoveries:

Residential real estate	1	31	15	104

Commercial real estate	-	138	40	144

Commercial loans	55	12	62	36

Manufactured housing	45	89	65	135

Consumer	70	26	94	47

Financed insurance premiums	62	75	107	164

Total recoveries	233	371	383	630

Loan charge-offs, net of recoveries	(1,167)	(1,142)	(1,886)	(1,764)

Provision charged to operations	900	1,200	1,800	2,400

Allowance for loan losses at end of period	$40,166	$38,912	$40,166	$38,912

Ratio of net charge-offs to average loans
outstanding (annualized)	0.27%	0.28%	0.22%	0.22%

Provision to average loans outstanding (annualized)	0.21%	0.29%	0.21%	0.29%

Allowance to loans outstanding	2.34%	2.42%	2.34%	2.42%

ITEM 3:                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See detailed discussion of market risk within the Risk Management section of Management’s Discussion and Analysis included in Item 2 of this Form 10-Q.

ITEM 4: CONTROLS AND PROCEDURES

                An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2004, was carried out under the supervision and with the participation of the Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) accumulated and communicated to our management (including our Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There has been no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Act) that occurred during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

HUDSON RIVER BANCORP, INC.

PART II-  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                                                None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES & USE OF PROCEEDS

The following table discloses information regarding the open-market purchases of HRBT stock made by the Company during the quarter ended September 30, 2004 in accordance with Rule 10b-18 under the Securities Exchange Act of 1934:

			Total Number
			of shares	Maximum Number
			Purchased as	of Shares that
	Total Number	Average	Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced	Purchased Under
Period	Purchased	Per Share	Plans	the Plans or Programs (1)

July 1 -
July 31, 2004	N/A	$ -	N/A	3,023,234

August 1 -
August 31, 2004	N/A	$ -	N/A	3,023,234

September 1 -
September 30, 2004	N/A	$ -	N/A	3,023,234

Total	N/A	$ -	N/A	3,023,234

(1) In June 2003 the Company announced that its Board of Directors had approved a plan to repurchase approximately 10% of its outstanding common stock in open market purchases.  The timing, volume, and price of shares purchases under the plan are at the discretion of the Company as market conditions warrant.  There is no expiration date for this repurchase plan.  At the current time, the Company does not intend on making any purchases under this plan as a result of its pending merger with First Niagara Financial Group.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                The Company held an annual meeting of shareholders on September 28, 2004.  At the meeting, proposals to (i) adopt the approval of the Merger Agreement with First Niagara, (ii) authorize the Board of Directors to vote on such other business as may properly come before the meeting, (iii) elect Directors Jones and Phelan for three year terms or until the merger is consummated, and (iv) ratify the appointment of KPMG LLP as independent auditors for the Company for the fiscal year ending March 31, 2005 were approved.  The votes cast for and against these proposals, and the number of abstentions with respect to each of these proposals, were as follows:

Approval of Merger Agreement

For	Against	Abstentions
18,978,574	2,801,685	59,503

Authorize the Board of Directors to Vote on Issues as may Properly come before the Meeting

For	Against	Abstentions
22,402,970	5,033,289	242,852

Election of Directors

	For	Withheld
William H. Jones	26,524,808	1,154,304
Joseph W. Phelan	26,462,758	1,216,354

Ratification of KPMG LLP as Independent Auditors

For	Against	Abstentions
26,804,494	681,789	192,830

ITEM 5:  OTHER INFORMATION

                                                None

ITEM 6:  EXHIBITS

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

HUDSON RIVER BANCORP, INC.

11/9/04	/s/Carl A. Florio
Date	Carl A. Florio, Director, President and Chief Executive Officer (Principal Executive and Operating Officer)

11/9/04	/s/Timothy E. Blow
Date	Timothy E. Blow, Chief Financial Officer (Principal Financial and Accounting Officer)

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

4.             The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) for the registrant, and we have:

a)             designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be deigned under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)            evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on our evaluation; and

c)             disclosed in this report any changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.             The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 9, 2004	By: /s/ Carl A. Florio
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

4.             The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)) for the registrant, and we have:

a)             designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be deigned under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)            evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on our evaluation; and

c)             disclosed in this report any changes in the registrant’s internal controls over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.             The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: November 9, 2004	By: /s/ Timothy E. Blow
Timothy E. Blow
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT 32

                                                                         SECTION 1350 CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Hudson River Bancorp, Inc. (the "Registrant") that the Quarterly Report of the Registrant on Form 10-Q for the period ended September 30, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the consolidated financial condition of the Registrant at the end of such period and the results of operations of the Registrant for such period.

Date: November 9, 2004	/s/ Carl A. Florio
Carl A. Florio
Chief Executive Officer

Date: November 9, 2004	/s/ Timothy E. Blow
Timothy E. Blow
Chief Financial Officer
(Principal Financial and Accounting Officer)

